Form 10KSB
period 1996-06-30
GF BANCSHARES INC
filed 1996-09-27
CIK 892792

- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                  FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended June 30, 1996

Commission file number 33-52930

                                 GF BANCSHARES, INC.
                 (Name of small business issuer in its charter)

         Georgia                                     58-2016968
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

327 West Taylor Street
Griffin, Georgia                                          30223
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code: (770) 228-2786

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Check whether Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.    Yes   X         No
              ----          ----

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[ ] Not Applicable

Issuer's revenues for its most recent fiscal year were $8,564,813.

The aggregate market value of the voting stock held by non-affiliates of Issuer at September 16, 1996 was $10,305,315 based on private trades at $17 per share, although there is no established trading market.

The number of shares outstanding of Issuer's class of common stock at September 16, 1996 was 945,730 shares of common stock.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format (Check one):  Yes           No  X
                                                                ---          ---

                               TABLE OF CONTENTS
                               -----------------
                                                                            Page
                                                                            ----
PART I
  ITEM 1.  DESCRIPTION OF BUSINESS..........................................  1
  ITEM 2.  DESCRIPTION OF PROPERTIES........................................ 28
  ITEM 3.  LEGAL PROCEEDINGS................................................ 28
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 28

PART II
  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......... 29
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS....... 30
  ITEM 7.  FINANCIAL STATEMENTS............................................. 33
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE............................................ 34

PART III
  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
            AND CONTROL PERSONS; COMPLIANCE WITH
            SECTION 16(a) OF THE EXCHANGE ACT............................... 34
  ITEM 10. EXECUTIVE COMPENSATION........................................... 38
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT........................................... 42
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 44

PART IV
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................. 45

SIGNATURE................................................................... 47

                                    PART I
                                    ------


ITEM 1.  DESCRIPTION OF BUSINESS.
         -----------------------

(A)  BUSINESS DEVELOPMENT.

     The Company is a bank holding company organized in 1992 to own 100% of the outstanding common stock of Griffin Federal Bank (the "Bank" or the "Savings Bank"), a federally-chartered savings bank located in Griffin, Georgia. The Bank was originally chartered in 1960 as a federal mutual savings and loan association. The Bank converted its charter to a federal stock savings bank in December 1987.

     The Company's executive offices are located at the Bank's main office at 327 West Taylor Street, Griffin, Georgia 30223 and its telephone number is
(770) 228-2786.

(B)  BUSINESS OF ISSUER.

     The primary business of the Bank is to attract deposits from the general public and to use such deposits, together with borrowings and other funds, to make residential loans and purchase investment and other securities. The Bank also makes consumer loans, commercial loans, and provides other financial services to its customers. The Bank also provides second mortgages on existing structures and construction loans, as well as a variety of consumer loans for personal, education and automobile purchases. Customer deposits with the Bank are insured to the maximum extent provided by law through the Savings Association Insurance Fund, a unit of the Federal Deposit Insurance Corporation (the "FDIC"), and the Bank is a member of the Federal Home Loan Bank of Atlanta.

     The Bank's primary service area is Griffin, Spalding County, Georgia.
The Bank's business is primarily conducted through its main office in Griffin, Georgia. The Bank has five loan production offices in Austell, Fayetteville/Peachtree City, Jonesboro, Savannah and Warner Robins, Georgia, which make construction loans, and residential loans for sale in the secondary market.

     The Bank had approximately $94.2 million in total assets, deposits of approximately $78.5 million, and a net worth of approximately $12.7 million at June 30, 1996. The Bank's income is primarily derived from interest and fees collected on loans and interest on investment securities and gains received on sales of loans. The principal expenses of the Bank are interest paid on deposits, interest paid on other borrowings by the Bank, employee compensation, office expenses, and other overhead expenses. The Bank offers a full range of banking services to individuals, professional and business customers in its primary service area.

     The Bank's loan portfolio, including loans held for sale, at June 30, 1996 totaled approximately $80.6 million, representing approximately 86% of its total assets. Such loan portfolio was comprised of approximately 94% construction and residential real estate loans, 3% consumer loans and 3% commercial loans. The Bank has primarily operated as a mortgage banker by selling most of its real estate mortgage production to other financial institutions. The Bank is an approved

Veterans Administration and Federal Housing Administration lender and employs a direct endorsement underwriter on staff to facilitate the loan approval process for Federal Housing Administration loans. Such mortgage banking activities permit the Bank to generate fee income to supplement its traditional source of income, i.e., the interest margin between the interest earned on interest-earning assets (primarily loans) and the interest paid on interest-bearing liabilities (primarily savings and time certificates of deposit). The Bank does not retain the servicing of the majority of the mortgage loans sold in the secondary market.



             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

LOAN PORTFOLIO

GENERAL

The Company, through the Savings Bank, continues to concentrate its lending activities on conventional first mortgage loans secured by residential property, and to a much lesser extent, commercial property. The Savings Bank requires that its mortgagees carry insurance against fire and casualty losses in property value. In the event such insurance lapses, the Savings Bank would pursue all remedies available to it to require the mortgagee to reinstitute coverage. The Savings Bank does not require title insurance, but instead depends upon the professional liability insurance of the person preparing the title.

Regulatory changes in the thrift industry have expanded the Savings Bank's lending authority from making primarily long-term residential mortgage loans with fixed rates of interest and, to a lesser extent, multi-family and commercial real estate loans to making consumer loans and non-real estate commercial loans as well as developing a variety of mortgage instruments, particularly those providing for periodic interest rate adjustments. As a result of these additional lending powers and in an effort to reduce the maturity and increase the interest rate sensitivity of its assets, the Savings Bank continues to retain primarily adjustable rate loans. At June 30, 1996 adjustable rate mortgage loans represent approximately 70.52% of the Savings Bank's loan portfolio. The Savings Bank has expanded its lending to include a variety of consumer loans which are predominantly secured by residential real estate.

RESIDENTIAL REAL ESTATE LOANS

The Company, through the Savings Bank, has the authority to make real estate loans throughout the United States. The Savings Bank originates loans primarily in its market area within Georgia. The Savings Bank primarily originates adjustable rate residential mortgage loans ("ARMS") secured by first liens on single-family dwellings to hold in its portfolio. It is authorized and qualified to originate loans guaranteed by the Veterans Administration ("VA") or insured by the Federal Housing Administration ("FHA"). The Savings Bank obtains its loan originations primarily through referrals from customers and other persons such as real estate brokers and contractors.

The Savings Bank began emphasizing the origination of adjustable rate mortgage loans in 1984, and they have since become the Savings Bank's principal residential mortgage product to be held for portfolio. The Savings Bank is currently offering residential mortgage loans with rate adjustments based on the one year Treasury Bill rate. The adjustment frequency is generally one year. These loans carry a maximum adjustment of 6 percentage points over the life of the loan and 2 percentage points yearly and generally have an interest rate which varies with the one year constant Treasury Bill plus 2.75%.

The original contractual loan payment period for residential loans originated by the Savings Bank is normally up to 30 years. The Savings Bank's experience is that residential loans normally remain outstanding for an average period of 8 to 12 years because borrowers usually prepay their loans.

The Savings Bank originates fixed rate loans but for the past five years most such loans have been sold through the Federal Home Loan Mortgage Corporation ("FHLMC") with the Savings Bank earning 3/8% for servicing.

All of the Savings Bank mortgage lending is subject to prescribed loan origination and underwriting procedures. Applicants submit detailed loan applications, and all large loans require property valuations by approved appraisers. In addition, the Savings Bank's loan policy requires that loans be approved by senior management and all large loans be subject to final ratification of the Board of Directors.

Interest rates and loan origination fees charged on loans originated by the Savings Bank are generally competitive with other financial institutions and mortgage originators in its general market area.

"Due-on-sale" clauses are an important means of increasing the interest rate on existing fixed-rate mortgage loans. Since February 1975, the Savings Bank's first mortgage loans have included due-on-sale clauses, which are provisions giving the Savings Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. The Savings Bank is actively enforcing such due-on-sale clauses.

RESIDENTIAL CONSTRUCTION LOANS

Residential construction mortgage loans are offered to owner occupants, to persons building residential properties for permanent or seasonal uses or investment purposes and to builders for inventory and sale. Construction loans to builders of residential units are made on a renewable nine month fixed-rate basis. Federal regulations permit a maximum period of 18 months for the construction period of the loan. The Savings Bank's Loan Policy permits only a six month period before repayments must begin, unless the loan is renewed. If an inspection shows the house to be occupied, repayments must begin immediately.

The application process to obtain such loans includes the same criteria as other residential mortgage loans and also includes a submission to the Savings Bank of accurate plans, specifications, and costs of the property to be constructed. These items are used as a basis to determine the appraised value of the subject property. Appraisal reports are completed by approved appraisers. Loans are generally made based on 75% of the current appraised value.

CONSUMER LOANS

Federal regulations permit federally chartered institutions to make secured and unsecured consumer loans for up to 30% of the institution's assets. In addition, a federally chartered institution has lending authority above the 30% category for certain consumer loans, such as home equity loans, property improvement loans and deposit account secured loans.

The Savings Bank makes various types of consumer loans which are predominantly secured by real estate. The consumer loan portfolio includes property or home improvement, education, automobile, and secured and unsecured personal loans.

FEE INCOME FROM LENDING ACTIVITIES

The Company, through the Savings Bank, generally charges loan origination fees (excluding fees for private insurance) for first mortgage loans secured by residential property or land. The Savings Bank also charges fees for builder's construction loans and home equity second mortgage loans. Origination fees on commercial and multi-family residential property loans are negotiated, along with other loan terms, for each loan. Loan application fees and out-of-pocket costs of the Savings Bank in reviewing loan applications, such as appraisal or survey costs, are paid by the Borrower. The Savings Bank believes its loan origination fees generally are competitive with those of other lenders in its market area.

In addition to origination fees, the Savings Bank charges fees for late payments, changes of property ownership, and for miscellaneous services. Income realized from these activities can vary significantly with the volume and type of loans in the portfolio and in response to competitive factors.

INVESTMENTS

The Savings Bank invests primarily in obligations of the United States, obligations guaranteed as to principal and interest by the United States, other taxable securities and certain obligations of states and municipalities. The Savings Bank also invests funds in time deposits in other banks and has an interest-bearing checking account with the Federal Home Loan Bank.

SOURCE OF FUNDS

Certificates of deposit and other types of deposits are the primary source of funds for the Savings Bank. Substantially all of the Savings Bank's deposits are derived from its primary marketing area which includes Griffin and the surrounding communities in central Georgia. In addition to deposits, the Savings Bank obtains funds from loan repayments, interest on investments, investment maturities, and other borrowed money.

DEPOSITS

The Company, through the Savings Bank, relies on short to intermediate term certificate of deposit accounts and interest bearing transaction accounts for its funding, rather than relying on traditional passbook savings accounts and longer term certificates of deposit. This development has allowed the Savings Bank to be more competitive in obtaining funds; however, the shift in demand from lower yielding, less interest sensitive deposits has created a greater challenge for management in the industry. The ability of the Savings Bank to attract and maintain deposits and manage their associated costs is significantly affected by market changes in interest rates.

BORROWINGS

The Savings Bank's primary source of funding is deposits, as discussed above. However, during periods when the supply of lendable funds cannot meet the demand for such loans, the Federal Home Loan Bank ("FHLB") System seeks to provide a portion of the funds necessary through loans (advances) to its members. The FHLB of Atlanta has served as the Savings Bank's primary borrowing source. Advances may be on a secured or unsecured basis, depending on a number of factors, including the purpose for which the funds are being borrowed and existing advances outstanding.

The FHLB functions as a central reserve bank providing credit for thrift institutions and certain other member financial institutions. As a member, the Savings Bank is authorized to apply for advances on the security of FHLB stock it owns, certain of its home mortgages, and other assets (principally, securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness.

ASSET/LIABILITY MANAGEMENT

It is the Bank's objective to manage its assets and liabilities to provide a satisfactory and consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain Bank officers are responsible for developing and monitoring policies and procedures that ensure acceptable composition of the asset/liability mix. Management's overall philosophy is to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations, while providing adequate liquidity for the operation of the loan production function. Management seeks to invest the largest portion of the Bank's assets in loans.

The Bank's asset/liability mix is monitored regularly through a report reflecting interest-sensitive assets and interest-sensitive liabilities. The objective of this review is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in market interest rates on the Bank's earnings.



            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

COMPETITION
- -----------

          The Bank experiences competition in attracting and retaining business and personal checking and savings accounts and in making residential real estate, consumer and commercial real estate loans in its primary service area. The principal factors in competing for such accounts are interest rates, the range of financial services offered, convenience of office and branch locations and flexible office hours. Direct competition for such accounts comes from other savings institutions, commercial banks, credit unions, brokerage firms and money market funds. The primary factors in competing for loans are interest rates, loan origination fees and the range of lending services offered. The competition for origination of loans normally comes from other savings institutions, commercial banks, credit unions and mortgage banking firms. Such entities may have competitive advantages as a result of greater resources and higher lending limits (by virtue of greater capitalization) and may offer their customers certain services which the Bank may not presently provide.

EMPLOYEES
- ---------

          As of June 30, 1996, the Bank employed 88 full-time employees and 6 part-time employees. The Bank is not a party to any collective bargaining agreement, and management believes the Bank enjoys satisfactory relations with its employees.

SUPERVISION AND REGULATION
- --------------------------

          The following discussion, which summarizes statutes and regulations affecting savings and loan holding companies and savings banks, does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations. Furthermore, no assurance can be given that the statutes and regulations affecting the Company and the Bank will not be changed.

          Regulation of the Company
          -------------------------

          The Company is a savings and loan holding company within the meaning of the Federal Home Owners' Loan Act and the Georgia Bank Holding Company Act. As a savings and loan holding company, the Company would be required to file with the Office of Thrift Supervision (the "OTS") and the Georgia Department of Banking and Finance (the "DBF") annual reports and information regarding its business operations and those of its subsidiaries. A savings and loan holding company and its subsidiaries are also subject to examination by these agencies.

          A savings and loan holding company is required by the Home Owners' Loan Act to obtain approval from the OTS prior to acquiring, directly or indirectly, ownership of more than 5% of the voting stock or control of any savings association. Savings and loan holding companies are permitted to engage in activities directly, or indirectly through non-financial institution subsidiaries, unrelated to the savings association's business provided the holding company controls only one savings association and provided that its savings association subsidiary meets the requirements to qualify as a qualified thrift lender (the "QTL Test").

          A savings and loan holding company which controls more than one savings association or whose savings association subsidiary fails to comply with the QTL Test is required to restrict its activities to those permitted for bank holding companies under the federal Bank Holding Company Act of 1956 and to register with the Board of Governors of the Federal Reserve System as a bank holding company. Bank holding companies are generally prohibited from engaging in any businesses that are not determined by the Board of Governors of the Federal Reserve System to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. Furthermore, the savings association subsidiary which fails to comply with the QTL Test is required to restrict its activities.

          A savings and loan holding company may be compelled by the savings association regulatory authorities to invest additional capital in its savings association subsidiary up to an amount equal to 5% of the subsidiary's total assets in the event its subsidiary fails to maintain its equity capital at required levels due to either significant loan losses, risk-weighting of the subsidiary's assets, rapid growth of loans or deposits in the subsidiary, or due to other causes. If the Company is unsuccessful in maintaining the equity capital of the Bank at required levels, the regulatory authorities may require the divestiture by the Company of certain of its subsidiaries, including the Bank if the OTS determines that the divestiture would improve the Bank's financial condition and future prospects. In addition, a savings and loan holding company may be required to provide additional capital to other savings associations that it acquires as a condition to obtaining the approvals or consents of regulatory authorities in connection with such acquisitions.

          The Company is also a bank holding company within the meaning of the Georgia Bank Holding Company Act, which provides that, without the prior approval of the DBF, it is unlawful for (i) any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank (which by definition includes a savings association), (ii) any bank holding company or subsidiary thereof, other than a bank, to acquire all or substantially all of the assets of a bank, or (iii) any bank holding company to merge or consolidate with any other bank holding company. It is also unlawful for any bank holding company to acquire direct or indirect ownership or control of 5% or more of the voting shares of a bank in Georgia unless such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date of application to the Georgia Commissioner of Banking for approval of such acquisition.

          The Company is an "affiliate" of the Bank within the meaning of the Home Owners' Loan Act, which makes the restrictions on transactions with affiliates of banks contained in Sections 23A and 23B of the Federal Reserve Act applicable to savings associations to the same extent as they would be if they were members of the Federal Reserve System. These sections of the Federal Reserve Act, among other things, impose restrictions on loans to the Company by the Bank and investments by the Bank in the securities of the Company and on the use of such securities as collateral for loans by the Bank to any borrower. The Company will also be subject to certain restrictions with respect to engaging in the business of issuing, underwriting and distributing securities.

          Regulation of the Bank
          ----------------------

          Office of Thrift Supervision (the "OTS").  Under the Home Owners' Loan
          ----------------------------------------
Act ("HOLA") and other federal statutes, the OTS is the primary federal regulator of the Bank and all other federal and state-chartered savings associations whose deposits are insured by the FDIC. HOLA and regulations of the OTS regulate, among other things, the investment, operation and structure, accounts, accounting, capital, consumer compliance, community reinvestment, and transactions with affiliated interests of all such savings associations. The Bank is subject to periodic examinations by the OTS and files periodic reports of its operations with that agency.

          Federal Deposit Insurance Corporation.  The FDIC insures the deposits
          -------------------------------------
of the Bank up to the maximum amount provided by law. As a member of the FDIC's Savings Association Insurance Fund ("SAIF"), the Bank pays insurance premiums which are established by the Federal Deposit Insurance Act ("FDIA"), as amended by the Financial Institution Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). Under FDIA, the FDIC has authority to examine the operations of the Bank and, if necessary, take action to assure that the Bank is operated in a manner consistent with the FDIA.

          Federal Home Loan Bank System.  The Federal Home Loan Bank System
          -----------------------------
consists of 12 regional Federal Home Loan Banks ("FHLB"). The FHLB's provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of (i) 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year or
(ii) 5% of its borrowings from the FHLB of Atlanta. At June 30, 1996 the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of approximately $944,000.

          Federal Reserve System.  Federal Reserve regulations require savings
          ----------------------
associations to maintain reserves against their transaction accounts (primarily checking, money market demand and negotiable order of withdrawal accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the OTS.

          Savings associations also have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require savings associations to exhaust all FHLB sources before borrowing from the Federal Reserve Bank.

          Investment Limitations.  HOLA and federal regulations limit the
          ----------------------
investment authority of federal savings associations and limit the aggregate amount of a savings association's direct investment in real estate, equity securities, service corporations and operating subsidiaries. Investment loans to one borrower in any one real estate project may not exceed an amount equal to 2% of the savings association's assets.

          Liquidity Requirements.  The federal regulations require savings
          ----------------------
associations to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States Government, state or federal agency obligations) equal to or in excess of an amount of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. The OTS may change this liquidity requirement from time to time to any amount within the range of 4% to 10%, depending upon economic conditions and the savings flows of member institutions. Currently, the liquidity requirement is 5%. Federal regulations also require each savings association to maintain an average daily balance of short-term liquid assets at a specified percentage, which is currently 1%, of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The liquidity of the Bank at June 30, 1996 was 8.34% which exceeded the then applicable 5% liquidity requirement.

          FIRREA.  The Financial Institutions Reform, Recovery, and Enforcement
          ------
Act of 1989 ("FIRREA") was enacted on August 9, 1989. FIRREA changed the way the thrift industry operates. The changes described below resulting from FIRREA have not had a material adverse effect on the Bank's financial condition and results of operations. Management believes that FIRREA's ultimate effect will be to strengthen the industry and re-establish investor and depositor confidence in institutions that operate under the more stringent regulatory structure.

          Capital Requirements.  A savings association must satisfy three
          --------------------
standards to meet its capital requirement: (a) a leverage ratio of core capital to adjusted total assets equal to 3%, (b) a tangible capital standard expressed as a percentage of adjusted total assets equal to 1.5%, and (c) a risk-based capital standard expressed as a percentage of risk-weighted assets equal to 8.0%. The OTS is converting from a Management, Asset Quality, Capital Adequacy, Risk Management and Operating Results ("MACRO") rating system to a Capital Adequacy, Asset Quality, Management, Earnings and Liquidity ("CAMEL") rating system, in order to reduce regulatory burden by using the same rating system employed by the other federal banking regulatory agencies. The conversion is intended to improve consistency with regard to risk-based assessments and joint examinations. The OTS does not expect there to be any practical effect on savings institutions as a result of the change. The Bank met all of the capital standards imposed by FIRREA and the OTS implementing regulations at June 30, 1996.

         The following table presents the regulatory capital positions of the Bank at June 30, 1996.

                                 Current Minimum
                             Amount       Requirement      Excess

Tangible Capital           $11,082,000    $1,409,000     $9,673,000
Core Capital               $11,082,000    $2,819,000     $8,263,000
Risk-Based Capital         $11,600,000    $6,199,000     $5,401,000

          SAIF-insured savings associations unable to meet prescribed capital standards face restrictions on their acceptance of brokered deposits. These restrictions include: (i) a general prohibition is imposed on the acceptance, directly or indirectly, of new brokered deposits from a third-party deposit broker; (ii) a renewal or rollover of any amount on a deposit received from a third-party broker on or before the effective date of the prohibition will be treated as an acceptance of new deposits. Undercapitalized savings banks may accept deposits brokered by their own employees, according to stipulated conditions and restrictions.

          An undercapitalized savings association may apply to the FDIC for a waiver to be granted if it finds that the acceptance of brokered deposits would not constitute an unsafe and unsound practice. An undercapitalized savings association is also subject to restrictions imposed upon its payment of dividends and other capital distributions and payment of management fees and may be subject to limitations on its asset growth, compensation paid to senior executive officers and other operating restrictions.

          On August 31, 1993, the OTS issued a final rule effective January 1, 1994, which sets forth the methodology for calculating an interest rate risk ("IRR") component which is added to the risk-based capital requirements for OTS regulated thrift institutions. Under the final rule, savings associations with a greater than "normal" level of interest rate exposure will be subject to a deduction from total capital for purposes of calculating their risk-based capital requirement. Specifically, interest rate exposure will be measured as the decline in net portfolio value due to a 200 basis point change in market interest rates. The IRR component to be deducted from total capital is equal to one-half the difference between an institution's measured exposure and the "normal" level of exposure which is defined as two percent of the estimated economic value of its assets. The Bank believes that it was in compliance with the risk-based capital requirements of the new regulation as of June 30, 1996.

          The final rule establishes a two quarter "lag" between the reporting date that is used to calculate the IRR component and the effective date of each quarter's IRR component. Under the final rule, the Director of the OTS may waive or defer an institution's IRR component, but not decrease it unless it is as the result of an appeal. The OTS intends to make an appeals process available to institutions under certain circumstances.

          The OTS was required by statute to revise the risk-based capital regulations to include a credit risk component and a nontraditional activities component, the purpose of which will be to increase the minimum capital requirements for savings associations with higher credit risks.

PROMPT CORRECTIVE ACTION

          The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective December 19, 1992, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Under the OTS final rule implementing the prompt corrective action provisions, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio (core or leverage capital to risk-weighted assets) of 6.0% or more, has a leverage capital of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risked-based ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% (3.0% in certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leveraged capital ratio that is less than 3.0% and
(v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). The Bank has been classified as a "well capitalized" institution.

          Activities Restrictions.  FIRREA imposes three activity restrictions
          -----------------------
on federal savings associations:

          (a) The non-residential real estate lending limit for federal savings associations is four times capital. FIRREA does not require divestment of commercial real estate loans exceeding this new ceiling that were held by an institution on the date of enactment.

          (b) Federal savings associations may provide demand deposit (checking) accounts to any customer, including any business customer.

          (c) No savings association may directly, or through a subsidiary, acquire or retain any corporate debt security not of investment grade ("junk bond"). The Bank does not hold any junk bonds in its investment portfolio.

          In addition, the FDIC has regulatory authority to further limit the activities of savings associations, either individually or collectively, including the power to: (i) issue rules, regulations and orders to prevent actions that pose a serious threat to the insurance fund; and (ii) promulgate regulations applying generally to savings institutions that prohibit these institutions from directly engaging in any activities (whether permissible or impermissible for federal institutions) determined to pose a serious threat to SAIF.

          Qualified Thrift Lender Test.  The purpose of the QTL Test is to focus
          ----------------------------
savings association activities on housing related assets. FIRREA and the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Improvement Act") changed the QTL Test. An insured savings association is required to maintain at least 65% of its assets in so called "qualified thrift investments." This 65% is broken down into two groups of 45% and 20%. Of the institution's total assets, at least 45% must consist of single-family and multi-family mortgages, construction loans, home improvement loans, home equity loans, manufactured housing loans, mortgage-backed securities, and FHLB stock. Investments that may not exceed 20% of assets include half the dollar amount of residential mortgages originated and sold within ninety days, investments in service corporations heavily involved in residential real estate, twice the dollar amount of loans for starter homes in low and moderate income neighborhoods or for the acquisition and improvement of certain facilities in areas designated by the Director of OTS, and Federal Home Loan Mortgage Corporation and Federal National Mortgage Association stock. Consumer loans and educational loans can only represent up to ten percent of the portfolio assets. Penalties may be imposed on savings associations that fail to comply with the QTL Test as follows: the institution will either have to convert to a bank charter or it will have limits placed on its activities, branching authority, FHLB borrowing authority, and dividend payments. The Bank qualified under the current QTL Test at June 30, 1996.

          A savings association that does not meet a QTL Test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the savings association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the savings association shall be restricted to those of a national bank; (iii) the savings association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the savings association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

          Insurance of Accounts.  The Bank's deposit accounts are insured by the
          ---------------------
SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). FIRREA, enacted in 1989, gave the FDIC the authority, should it initiate proceedings to terminate an institution's deposit insurance, to suspend the insurance of any such institution without tangible capital. However, if a savings association has positive capital when it includes qualifying intangible assets, the FDIC cannot suspend deposit insurance unless capital declines materially, the institution fails to enter into and remain in compliance with an approved capital plan or the institution is operating in an unsafe or unsound manner.

          Regardless of an institution's capital level, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The management of the Bank is unaware of any practice, condition or violation that might lead to termination of its deposit insurance.

          The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. The risk-related assessment program provided a transition period between the prior flat-rate system and the final risk-related system that took effect on January 1, 1994, in accordance with the FDICIA. Under this interim system (which has been continued without substantial change as the permanent system), a bank or thrift pays within a range of 23 cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates on a semi-annual basis if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. In addition, under the FDICIA, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. The Bank's federal deposit insurance premium expense for the year ended June 30, 1996 amounted to approximately $201,000.

          Tax Returns.  The Bank has filed all required state and federal tax
          -----------
returns since its opening. The Bank's federal tax returns have not been audited by the Internal Revenue Service.

          Loans To One Borrower.  All savings associations are subject to the
          ---------------------
same restrictions as national banks for loans to one borrower with certain exceptions. Basically, the limitation states that loans and extensions of credit to any one borrower which are not fully secured cannot exceed 15% of the unimpaired capital and unimpaired surplus of the institution. Additional loans and extensions of credit to one borrower fully secured by readily marketable collateral cannot exceed 10% of the institution's unimpaired capital and unimpaired surplus. The OTS has defined "unimpaired capital and unimpaired surplus" for thrifts to include:

          A. Common stock, capital surplus, and perpetual preferred stock, plus undivided profits, reserves for contingencies, other capital reserves, FHLB net worth certificates, minority interests in consolidated subsidiaries, general allowance for loan and lease losses, and purchased mortgage servicing rights, minus all intangible assets.

          B. Mandatory convertible debt and other indebtedness to the extent of 20% of A. above.

          C. To the extent of 50% of the sum of A. and B. above, mandatory convertible debt not included in B. above, limited life preferred stock, and subordinated notes and debentures.

    Exceptions to the loans to one borrower limitation include a loan:

    1.  For any purpose provided it does not exceed $500,000;

    2. To develop residential housing provided it does not exceed $30,000,000 or 30% of the savings association's unimpaired capital and unimpaired surplus, whichever is less, if these conditions exist:

        *  The purchase price of each of the houses does not exceed
           $500,000;

        * The savings association is in, and continues to be in, compliance with the fully phased in capital requirements;

        *  The director of the OTS permits the investment; and

        * The total loans made under this exception do not exceed 150% of the savings association's unimpaired capital and unimpaired surplus; and

    3.  To finance the sale of property acquired by foreclosure
        (subject to an overall cap of 50 percent of the institution's unimpaired capital and unimpaired surplus).

          Loans To Insiders.  Extensions of credit and loans to executive
          -----------------
officers, directors, and shareholders who hold 10% or more of the institution's outstanding capital stock are limited by the Federal Reserve Act. The director of OTS also can impose additional restrictions on these extensions. Loans to any executive officer, director and 10% or more shareholder or their related interests are also subject to the limits on loans to one borrower. The loans to insiders must be at market rates and terms. If the Bank violates any provisions governing transactions with affiliates and loans to insiders, it may be subject to Section 8 of the Federal Deposit Insurance Act, which deals with removal of deposit insurance.

          Lending Guidelines.  Effective March 19, 1993, all financial
          ------------------
institutions were required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the federal banking agencies, including the OTS and FDIC, in December 1992 ("Guidelines"). The Guidelines set forth, pursuant to the mandates of FDICIA, uniform regulations prescribing standards for real estate lending. Real estate lending is defined as the extension of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

          The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's board of directors at least annually. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multifamily and nonresidential) (80%); improved property (85%) and one- to four-family residential (owner occupied) (no maximum ratio, however any LTV ratio in excess of 90% should require appropriate insurance or readily marketable collateral).

          Certain institutions can make real estate loans that do not conform with the established LTV ratio limits up to 100% of the institution's total capital. Within this aggregate limit, total loans for all commercial, agricultural, multi-family and other non-one-to-four family residential properties should not exceed 30% of total capital. An institution will come under increased supervisory scrutiny as the total of such loans approaches these levels. Certain loans are exempt from the LTV ratios (e.g., those guaranteed by a government agency, loans to facilitate the sale of real estate owned, loans renewed, refinanced or restructured by the original lender(s) to the same borrower(s) where there is no advancement of new funds, etc.).

          Transactions With Affiliates.  Generally, restrictions
          ----------------------------
on transactions with affiliates require that transactions between a savings association or its subsidiaries and its affiliates be on terms as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain of these transactions are restricted to an aggregate percentage of the Bank's capital; collateral in specified amounts must usually be provided by affiliates to receive loans from the Bank. Affiliates of the Bank include the Company and any company which would be under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate which is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

          The Federal Deposit Insurance Corporation Improvement Act of 1991.
          -----------------------------------------------------------------
FDICIA, enacted into law on December 19, 1991, provides for, among other matters, addressing the safety and soundness of deposit insurance funds, prompt regulatory corrective action by federal agencies when an insured financial institution begins to experience difficulties that may threaten loss to the FDIC, revised limitations on borrowings by insiders of banks and the application of those restrictions to federal savings associations, their parent holding companies and their affiliates, limited guarantees of capital restoration by holding companies of their subsidiary financial institutions, and new provisions for depository institution conversions. The Improvement Act also amended the amount of qualified thrift investments which savings associations must maintain to meet the QTL Test and the manner in which such institutions must determine their compliance with that test. The Office of Thrift Supervision (the "OTS") has adopted regulations which, among other matters, implement provisions of the Improvement Act that require or permit the OTS to take specific supervisory actions when FDIC-insured savings associations come within one of five specific capital categories. The five capital categories are designated as (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. The full effects of this legislation will only be known over time.

          The OTS regulations implementing the system of prompt corrective action require certain corrective measures for institutions that fall within the undercapitalized, significantly undercapitalized or critically undercapitalized categories. A savings association is deemed to be undercapitalized if it has
(i) a total risk-based capital ratio that is less than 8.0 percent, or (ii) a Tier 1 risk-based capital ratio that is less than 4.0 percent or (iii) a leverage ratio that is less than 4.0 percent (or less than 3.0 percent if the savings association is rated composite 1 under the MACRO rating system in the most recent examination of the savings association). Lower capital ratios would cause a savings association to fall within the significantly or critically undercapitalized categories.

          New Legislation.  Additionally, the United States Congress
          ---------------
periodically considers and adopts legislation that results in, and could further result in, deregulation, among other matters, of financial institutions. Such legislation could modify or eliminate restrictions and current prohibitions on financial institutions.

          Congress has recently passed legislation, known as the "Riegle Community Development and Regulatory Improvement Act of 1994," designed to reduce administrative requirements for insured depository institutions to facilitate the establishment of community development financial institutions and other matters.

          A number of legislative proposals have been introduced recently in both the United States House and the Senate that contain provisions to recapitalize the SAIF by means of a one-time assessment on the deposits of all depository institutions the accounts of which are insured by the SAIF. Each of the separate legislative proposals would resolve the current premium disparity between the SAIF and the Bank Insurance Fund and contemplate the merger of the two Funds following the recapitalization. As a SAIF-insured institution, the Bank would be subject to the one-time assessment should any of the legislative proposals be enacted.

          In addition to recapitalization of the SAIF, other legislative proposals are pending that provide for the elimination of all federal savings association charters as of varying dates. The effect of such legislative proposals would be to require all savings associations to convert to either a national bank or state bank charter by a specified date with any related holding company required to become a bank holding company, subject to the limitations regarding permitted activities of the Bank Holding Company Act of 1956. In addition, other legislative proposals are pending, the effect of which would reform the Glass-Stegall Act as well as to effect regulatory relief for financial institutions. The regulatory relief provisions contained in several bills are proposed to eliminate or reduce and simplify disclosure and reporting requirements contained in current statutes and regulations. The likelihood of enactment of any of the pending or proposed legislation is unknown.

          The Interstate Banking Act allows bank holding companies to acquire existing banks across state lines, regardless of state statutes. Further, under the Interstate Banking Act, effective June 1, 1997, a bank holding company may consolidate interstate bank subsidiaries into branches and a bank may merge with an unaffiliated bank across state lines to the extent that the applicable states have not "opted out" of interstate branching prior to such effective date. States may elect to permit interstate mergers prior to June 1, 1997. The Interstate Banking Act also permits de novo branching to the extent that a particular state "opts into" the de novo branching provisions. The Interstate Banking Act generally prohibits an interstate acquisition (other than an initial entry into a state by a bank holding company), which would result in either the control of more than (i) 10% of the total amount of insured deposits in the United States, or (ii) 30% of the total insured deposits in the home state of the target bank, unless such 30% limitations is waived by the home state on a basis which does not discriminate against out-of-state institutions.

          In August of 1996, President Clinton signed into law a bill containing relief for savings institutions from recapture of bad debt reserves. The law's provisions are effective for tax years beginning after December 31, 1995. The new law eliminates the future use of the Internal Revenue Code Section 593 reserve method of accounting for bad debts by savings institutions; forgives recapture of pre-1988 base year reserves; and requires the recapture of post-1987 reserves ratably over a six-year period beginning with the 1996 taxable year. The onset of recapture can be delayed for one or two years if an institution meets a residential loan originations requirement in effect in 1996 and 1997. To qualify for a deferral each year, an institution will be required to lend as much in dollar terms on residential real estate as in the average of the most recent six years. The residential loan calculation does not include refinancings and home equity loans.

          The effect of this recent legislation and any other such legislation on the business of the Bank cannot be accurately predicted. The Bank cannot predict legislation that might be enacted or what other implementing regulations might be adopted and, if enacted or adopted, the effect thereof.

                        SELECTED STATISTICAL INFORMATION

The following statistical information is provided for GF Bancshares, Inc. for the years ended June 30, 1996 and 1995. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report.

AVERAGE BALANCES AND NET INCOME ANALYSIS

The following tables set forth the amount of the Company's interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

AVERAGE BALANCES. The condensed average balance sheets for the years indicated are presented below.

                                                  June 30,
                                              1996        1995
                                           ----------  ----------
                                           (Dollars in Thousands)
Assets
- ------
Interest-bearing deposits in banks          $11,722      17,733
Taxable investment securities                 3,700       4,264
Nontaxable investment securities                883         872
Loans(1)                                     75,403      68,145
                                            -------     -------
Total interest-earning assets                91,708      91,014
Cash and due from banks                         539         629
Other assets                                  1,258       3,108
                                            -------     -------

                                            $93,505     $94,751
                                            =======     =======

Liabilities and Shareholders' Equity
- ------------------------------------
Interest-bearing deposits:
  Interest-bearing demand                   $17,446     $19,284
  Savings                                     3,974       4,096
  Time                                       56,812      55,504
                                            -------     -------
      Total interest-bearing deposits        78,232      78,884
Federal Home Loan Bank advances                  21          --
                                            -------     -------
Total interest-bearing liabilities           78,253      78,884
Noninterest-bearing demand deposits           1,240       2,075
Other liabilities                             1,477       1,250
                                            -------     -------
Total liabilities                            80,970      82,209
                                            -------     -------
Shareholders' equity                         12,535      12,542
                                            -------     -------
                                            $93,505     $94,751
                                            =======     =======

- ----------
(1) Average loans include nonaccrual loans.

INTEREST INCOME AND INTEREST EXPENSE

The following table sets forth the Company's interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.


                                                 Year Ended June 30,
                                               1996              1995
                                               ----              ----
                                          Interest  Rate   Interest  Rate
                                          --------  -----  --------  -----
                                               (Dollars in Thousands)
Interest income

  Interest on loans(1)                    $6,960     9.23%   $5,987  8.79%

  Interest on taxable investments            218     5.89       265  6.21

  Interest on nontaxable                      40     4.53        38  4.36
   investments(2)

  Interest on deposits in banks              667     5.69     1,020  5.75
                                          ------             ------

                                           7,885     8.60%    7,310  8.03%
                                          ------             ------
 Interest expense

  Interest on interest-bearing demand        531     3.04%       605  3.14%

  Interest on savings                        112     2.82        123  3.00

  Interest on time deposits                3,435     6.05      2,938  5.29

  Interest on Federal Home Loan
     Bank advances                             1     7.39         --    --
                                          ------              ------

                                           4,079     5.21%     3,666  4.65%
                                          ------              ------

     Net interest income                  $3,806              $3,644
                                          ======              ======

Net interest spread                                  3.39%            3.38%
                                                     ====             ====

Net yield on average interest-earning                4.15%            4.00%
 assets                                              ====             ====


- ----------
(1) Includes loan fees of $145 and $121, for 1996 and 1995 respectively.
(2) Yields were not computed on a tax equivalent basis.

RATE AND VOLUME ANALYSIS. The following table reflects the changes in net interest income resulting from changes in interest rates and from asset and liability volume. The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the later year. The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding between years. Thus, changes that are not solely due to volume have been consistently attributed to rate.


                                                Year Ended June 30,
                                                   1996 vs. 1995
                                               (Dollars in Thousands)

                                           Increase     Change Due to
                                          (Decrease)  Rate        Volume
                                          ---------   ----        ------
Interest income
  Interest and fees on loans              $ 973       $332        $ 641
  Interest on taxable investments           (47)       (12)         (35)
  Interest on nontaxable investments          2          2            -
  Interest on deposits in banks            (353)        (7)        (346)
                                          -----       ----        -----
                                            575        315          260
                                          -----       ----        -----

Interest expense
  Interest on interest-bearing demand       (74)       (17)          (57)
  Interest on savings                       (11)        (7)           (4)
  Interest on time deposits                 497        432            65
  Interest on Federal Home Loan Bank          1          -             1
   advances                               -----       ----          ----
                                            413        408             5
                                          -----       ----          ----
      Net interest income                 $ 162       $(93)        $ 255
                                          =====       ====         =====


ASSET/LIABILITY MANAGEMENT. The following table sets forth the distribution of the repricing of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 1996, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.


                                                                   After            After
                                                                   Three             One
                                                                   Months          Year But
                                                      Within         But            Within        After
                                                      Three        Within            Five          Five
                                                      Months      One Year          Years         Years         Total
                                                      ------      --------          --------       -----        -----
                                                                          (Dollars in Thousands)

Earning Assets:
   Investment securities                              $     0        $   499       $ 1,829       $   928       $ 3,256
   Interest-bearing deposits in banks                   5,002              -             -             -         5,002
   Loans, net                                          23,211         28,552        14,128        10,791        76,682
                                                      -------        -------       -------       -------       -------
                                                       28,213         29,051        15,957        11,719        84,940
                                                      -------        -------       -------       -------       -------
Interest-bearing liabilities:
   Interest-bearing demand deposits                    19,238              -             -             -        19,238
   Savings deposits                                     3,887              -             -             -         3,887
   Time deposits                                        9,230         29,203        15,616             -        54,049
                                                      -------        -------       -------       -------       -------

                                                       32,355         29,203        15,616             -        77,174
                                                      -------        -------       -------       -------       -------



Interest rate sensitivity gap                         $(4,142)       $  (152)      $   341       $11,719       $ 7,766
                                                      -------        -------       -------       -------       -------

Cumulative interest rate sensitivity gap              $(4,142)       $(4,294)      $(3,953)      $ 7,766
                                                      -------        -------       -------       -------

Interest rate sensitivity gap ratio                     (.87)          (.99)         1.02             -
                                                      -------        -------       -------       -------

Cumulative interest rate sensitivity gap ratio          (.87)          (.93)         (.95)          1.10
                                                      -------        -------       -------       -------


The Company actively manages the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 75% of the loan portfolio is comprised of loans which are variable rate terms or short-term obligations.

INVESTMENT PORTFOLIO

TYPES OF INVESTMENTS. The amortized cost of investment securities and their approximate fair values were as follows at June 30:

                                                                                    1996
                                                     --------------------------------------------------------------------
                                                                          Gross              Gross
                                                     Amortized          Unrealized         Unrealized
                                                       Cost               Gains              Losses           Fair Value
                                                     -------------------------------------------------------------------
                                                                           (Dollars in Thousands)

Securities Available for Sale:
    U.S. Government and agency securities            $2,021                 $11            $   -              $2,032
    Mortgage-backed securities                          356                   6               (5)                357
    State and municipal securities                      879                   -               (3)                876
                                                     ------                 ---             -----             ------
                                                     $3,256                 $17            $  (8)             $3,265
                                                     ======                 ===             =====             ======


                                                                                   1995
                                                     -------------------------------------------------------------------
                                                                          Gross              Gross
                                                     Amortized          Unrealized         Unrealized
                                                       Cost               Gains              Losses           Fair Value
                                                     -------------------------------------------------------------------
                                                                           (Dollars in Thousands)
Securities Available for Sale:
    Mortgage-backed securities                        $  953                 $ 1             $  (9)             $  945
                                                      ======                 ===             =====              ======

Securities Held to Maturity:
    U.S. Government and agency securities             $3,495                 $41             $   -              $3,536
    Mortgage-backed securities                           127                   9                 -                 136
    State and municipal securities                       892                   8               (12)                888
                                                      ------                 ---             -----              ------
                                                      $4,514                 $58             $ (12)             $4,560
                                                      ======                 ===             =====              ======

MATURITIES. The amounts of investment securities in each category at amortized cost as of June 30, 1996 are shown in the following table according to maturity classifications (1) one year or less, (2) after one year through five years,
(3) after five years through ten years and (4) after ten years.





                                                                      State and                         U.S. Treasury and
                                                                      Political                        Other U.S. Government
                                                                     Subdivisions                             Agencies
                                                             ----------------------------           ---------------------------
                                                               Amount                                Amount
                                                             (Dollars in           Yield            (Dollars in          Yield
                                                              Thousands)           (1)(2)            Thousands)           (1)
                                                             -----------------------------------------------------------------

Maturity
  One year or less                                              $  -                 -                $  499             5.99%
  After one year through five years                              829              4.40%                1,000             6.49
  After five years through ten years                               -                  -                    -                -
  After ten years                                                 50               7.75                  878             6.45
                                                                ----               ----               ------             ----
                                                                $879               4.59%              $2,377             6.37%
                                                                ====               ====               ======             ====

- ----------
(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.

(2)  Yields were not computed on a tax equivalent basis.

LOAN PORTFOLIO

TYPES OF LOANS. The amount of loans outstanding, including loans held for sale, at the indicated dates is shown in the following table according to type of loan. Also, see Note D of the consolidated financial statements for concentrations of credit risk. Management is not aware of any additional concentrations.


                                                 June 30,
                                         1996                 1995
                                        -----                -------
                                          (Dollars in Thousands)

Real estate-mortgage                   $ 64,132              $57,951
Real estate-construction                 12,346               10,508
Commercial                                2,448                  883
Consumer installment and other            2,524                2,726
                                       --------              -------
                                         81,450               72,068
Deferred loan fees                         (158)                (180)
Allowance for loan losses                  (688)                (683)
                                       --------              -------
Loans, net                             $ 80,604              $71,205
                                       ========              =======



MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES. Total loans as of June 30, 1996 are shown in the following table according to maturity classifications
(1) one year or less, (2) after one year through five years and (3) after five years.



                                                      (Dollars in
                                                       Thousands)

Maturity

    One year or less                                    $26,430
    After one year through five years                     4,854
    After five years                                     50,166
                                                        -------
                                                        $81,450
                                                        =======


The following table summarizes loans at June 30, 1996 with the due dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.



                                                       (Dollars in
                                                        Thousands)

  Predetermined interest rates                            $19,964
  Floating or adjustable interest rates                    35,056
                                                          -------
                                                          $55,020
                                                          =======

NONPERFORMING LOANS. The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.



                                                                                       June 30,
                                                                              1996                1995
                                                                              ----                ----
                                                                               (Dollars in Thousands)

Loans accounted for on a nonaccrual basis
  ("nonaccrual loans")                                                       $ 227              $  22

Installment loans and term loans contractually
  past due ninety days or more as to interest and
  principal payments and still accruing                                        451                286

Loans, the terms of which have been renegotiated
  to provide a reduction or deferral of interest or
  principal because of deterioration in the financial
  position of the borrower ("restructured loans")                              706                492

Loans now current about which there are serious
  doubts as to the ability of the borrower to comply
  with present loan repayment terms                                            933                514


In the opinion of management, any loans classified by regulatory authorities as doubtful, substandard or special mention that have not been disclosed above do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Any loans classified by regulatory authorities as loss have been charged off.

The following table sets forth interest income information for the indicated categories of nonperforming loans for the year ended June 30, 1996:

                                                                                     Nonaccrual loans         Restructured loans
                                                                                     ----------------         ------------------
                                                                                              (Dollars in Thousands)
Gross interest income that would have been recorded
  if the loans had been current in accordance with
  their original terms and had been outstanding
  throughout the year or since origination, if held
  part of the year                                                                        $ 13                     $80

Interest income actually included in net income for
  the year                                                                                  (1)                   (67)
                                                                                           ---                    ---
Interest income not recognized for the year                                               $ 12                   $ 13
                                                                                           ===                    ===

The Company's policy for placing loans on nonaccrual status is to do so when it does not expect payment in full of interest or principal, due to deterioration in the financial position of the borrower and/or the value of the collateral securing the loan. When a loan in default reaches 90 days in delinquency on principal or interest, a determination is made regarding nonaccrual status.

LOAN CONCENTRATIONS. Most of the Company's business activity is with customers located within Spalding County and the contiguous area. At June 30, 1996, the Company had a concentration of credit risk totaling approximately $71.7 million in loans secured by real estate.

SUMMARY OF LOAN LOSS EXPERIENCE

The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan loss experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions, potential repurchases of loans sold with recourse and other relevant factors. The Company's allowance for loan losses was approximately $688,000 at June 30, 1996, .84% of the year end total loans outstanding, including loans held for sale, compared with $683,000 at June 30, 1995, .95% of year end total loans outstanding, including loans held for sale. The allowance for loan losses is reviewed continuously based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible losses on the loans outstanding.

Management has not allocated the Company's allowance for loan losses to specific categories of loans. Based on management's best estimate, the following schedule reflects the breakdown of allowance for loan losses as of June 30,

                                                                            1996                      1995
                                                                            ----                      ----
                                                                              (Dollars in Thousands)

                                                                        Percentage of             Percentage of
                                                                        Loans in Each             Loans in Each
                                                                         Category to               Category to
                                                              Amount     Total Loans    Amount     Total Loans
                                                              ------    -------------   ------    -------------
Balance at End of
Period Applicable to:

Real Estate Mortgage and
  Construction Loans                                           $588         94%           $608           95%
Commercial Loans                                                 50          3              25            1
Installment Loans to
  Individuals and Other                                          50          3              50            4
                                                               ----        ---            ----          ---
                                                               $688        100%           $683          100%
                                                               ====        ===            ====          ===

The following table presents an analysis of the Company's loan loss experience for the periods indicated:


                                                                              June 30,
                                                                 1996                           1995
                                                                 ----                           ----
                                                                        (Dollars in Thousands)

Average amount of loans outstanding                            $74,403                         $68,145
                                                               =======                         =======

Balance of reserve for possible loan losses,
  beginning of period                                          $   683                         $   673
                                                               -------                         -------
Charge-offs:
  Real estate-mortgage                                             (16)                             (8)
  Consumer installment                                              (9)                             (2)
                                                               -------                         -------
    Net Charge-offs                                                (25)                            (10)
                                                               -------                         -------
Additions to reserve charged to
  operating expenses                                                30                              20
                                                               -------                         -------

Balance of reserve for possible loan losses, end of period     $   688                         $   683
                                                               =======                         =======
Ratio of net loan charge-offs to average loans                    .03%                            .01%
                                                                ------                        ---------


DEPOSITS

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand savings deposits and time deposits, for the periods indicated are presented below.



                                                            Year Ended June 30,
                                                1996                                 1995
                                        -----------------------              --------------------
                                         Amount            Rate              Amount          Rate
                                        --------          -----              ------          ----
                                                        (Dollars in Thousands)

Noninterest-bearing demand deposits     $ 1,240              -.-%            $ 2,075            -.-%
Interest-bearing demand deposits         17,446             3.04              19,284           3.14
Savings deposits                          3,974             2.82               4,096           3.00
Time deposits                            56,812             6.05              55,504           5.29
                                        -------                              -------

    Total deposits                      $79,472                              $80,959
                                        =======                              =======

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of June 30, 1996 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months and (4) over twelve months.


                                                        (Dollars in Thousands)

Three months or less                                           $1,409
Over three through six months                                     972
Over six through twelve months                                  3,444
Over twelve months                                              1,802
                                                               ------
    Total                                                      $7,627
                                                               ======



RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

The following rate of return information for the periods indicated is presented below.


                                         Year Ended June 30,

                                      1996                 1995
                                      ----                 ----
Return on assets(1)                   1.09%                  .66%
Return on equity(2)                   8.13                  4.98
Dividend payout ratio(3)             83.51                119.18
Equity to assets ratio(4)            13.41                 13.24



(1) Net income divided by average total assets.
(2) Net income divided by average equity.
(3) Dividends declared per share divided by net income per share.
(4) Average equity divided by average total assets.

ITEM 2.   DESCRIPTION OF PROPERTIES.
          -------------------------

          The Savings Bank conducts business from its main office and drive-in facility in Griffin, Georgia location and from five loan production offices Austell, Fayetteville/Peachtree City, Jonesboro, Savannah and Warner Robins, Georgia. The Savings Bank owns its main office building which contains approximately 10,985 square feet of space. The main office facility has four fully equipped drive-in teller stations and one outside automatic teller machine. The main office facility is owned by the Savings Bank pursuant to an underlying real estate lease which expires in January 2020. The adjacent drive-in facility and underlying real estate are owned by the Savings Bank. The Savings Bank leases its loan production offices which contain approximately 300 to 6,100 square feet. These leases generally have a term of one to three years.


 ITEM 3.  LEGAL PROCEEDINGS.
          -----------------

          Neither the Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Bank's business, which management believes would have a material effect upon the operations or financial condition of the Company or the Bank.


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

          No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended June 30, 1996.



             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                    PART II
                                    -------


 ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          --------------------------------------------------------

          As of June 30, 1996, there were approximately 391 shareholders of record of the Company's common stock. There is no established trading market for the Company's common stock.

          The Company declared a stock dividend payable on the basis of one share of the Company's common stock for each twenty shares held by stockholders of record as of September 1, 1996. The Company also declared and paid a cash dividend of $0.55 per share of common stock for stockholders of record as of September 1, 1996.



             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 6.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

Included below is a discussion of the Company's financial condition and recent changes in its financial condition, cash flows and the results of operations. Management is not aware of any trends, events or uncertainties that have had or that are reasonably expected to have a material impact on the revenues or income from continuing operations that have not been included in the discussion. Also, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations.

LIQUIDITY AND CAPITAL RESOURCES

As a member of the FHLB System, the Savings Bank is required by current regulations of the Office of Thrift Supervision (OTS) to maintain cash and eligible liquid investments in an amount equal to five percent of net withdrawable savings and borrowings payable in one year or less. The Savings Bank has consistently exceeded the regulatory liquidity requirements.

The Savings Bank's principal sources of funds are deposits, loan repayments, FHLB advances and retained earnings.

The Savings Bank had unfunded commitments to extend credit of approximately $41,710,000 as of June 30, 1996. The Savings Bank's experience has been that approximately 70% of such loan commitments are actually drawn upon by customers. Of the amounts drawn, the majority represent loans originated for sale to investors in the secondary market and are hence funded by those investors. The remainder, which are retained by the Savings Bank, are funded through normal operations from the sources of funds listed above.

Insured institutions, such as the Savings Bank, are required to maintain a minimum level of regulatory capital as prescribed by the OTS, which include three separate measurements of capital adequacy: (1) a tangible capital standard, (2) a core capital standard, and (3) a risk-based capital standard. The Financial Institution Reform, Recovery and Enforcement Act of 1989 (FIRREA), required the standards to be no less stringent than the capital standards applicable to national banks. FIRREA also required investments not meeting certain requirements be deducted from the capital base. However, a transitional rule which phases in the deduction from capital over a five-year period is provided for a thrift's investment in and loans to a non-qualifying subsidiary as of April 12, 1989.

As of June 30, 1996, the Savings Bank meets all capital standards as detailed below:

                                     CAPITAL     CURRENT
                                      BASE      REQUIRMENT    EXCESS
                                    -------     ----------    ------
                                         (Dollars in Thousands)
Tangible Capital                    $  11,082    $  1,409     $  9,673
Core Capital                        $  11,082    $  2,819     $  8,263
Risk-based Capital                  $  11,600    $  6,199     $  5,401

If an institution fails to meet the minimum net capital requirement, the OTS may require such institution to take certain corrective actions and may impose sanctions in the form of operating and budgetary controls.

RESULTS OF OPERATIONS

The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Because interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Bank's ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield.

The primary component of consolidated earnings is net interest income, or the difference between interest income on earning assets and interest paid on supporting liabilities. The net interest margin is net interest income expressed as a percentage of average earning assets. Earning assets consist of loans, investment securities and interest bearing deposits in banks. Supporting liabilities consist of deposits and advances from the Federal Home Loan Bank.

The Company's net interest income before provision for loan losses increased to $3,806,000 in 1996 as compared to $3,644,000 in 1995 representing an increase of 4.4%. The increase in net interest income is primarily attributable to increased loan outstandings during the 1996 fiscal year. Investment securities and interest-bearing deposits in other banks had a corresponding decrease in outstandings, resulting in improved gross interest income, in that loans have a higher yield than investment securities. This gain was largely offset by increased interest expense, due to higher prevailing interest rates on time deposits during the current year.

The net interest margin increased from 4.00% to 4.15% from 1995 to 1996. The yield on average earning assets increased to 8.60% in 1996 compared to 8.03% in 1995, while the interest cost on average interest-bearing liabilities also increased, to 5.21% in 1996, compared to 4.65% in 1995. While these increases virtually offset in terms of the Company's net interest spread, 3.39% in 1996 vs. 3.38% in 1995, the net interest margin improvement resulted from a change in the Company's asset mix, to increased loans and reduced investments and deposits in banks. Average earning assets increased slightly from $91,014,000 in 1995 to $91,708,000 in 1996. Average loans increased from $68,145,000 in 1995 to $75,403,000 in 1996. At the same time, average interest-bearing deposits in banks and investment securities decreased from a total of $22,869,000 in 1995 to $16,305,000 in 1996. Average interest-bearing liabilities decreased slightly from $78,884,000 in 1995 to $78,253,000 in 1996.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention, as well as potential repurchases of loans sold with recourse. The provision for loan losses is a charge to current earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses increased to $30,000 in 1996 from $20,000 in 1995. The increase was the result of an increase in nonperforming loans. Gross charge-offs for 1996 increased to $25,000 as compared to $10,000 in 1995, with no recoveries. The allowance for loan losses as a percentage of total loans excluding loans held for sale outstanding as of June 30, 1996 and 1995 was .90% and 1.03%, respectively. Net charge-offs to total loans, excluding loans held for sale outstanding at June 30, 1996 and 1995, were
 .03% and .01%, respectively.

Based upon its evaluation of the loan portfolio, management believes the reserve for loan losses is adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past loan loss experience, past due and classified loans, underlying collateral value and current economic conditions which may effect the borrower's ability to pay.

Other income for the Company is composed primarily of service charges and fees on deposit accounts and from loan servicing, gains (losses) on the sale of mortgage loans originated in the Company's loan production offices, and gains (losses) on sales of investment securities. Other income increased by $367,000, or 117%, from $313,000 in 1995, to $680,000 in 1996. The largest component of this improvement was the reduction of $791,000 in losses from loan production office operations, from a loss of $863,000 in 1995, to a $72,000 loss in 1996. Higher prevailing mortgage interest rates over the past two years have resulted in a significant reduction in mortgage loan originations and resulting revenues by the Company. In response to these changed market conditions, the Company has moved to reduce the cost of its mortgage origination infrastructure, namely the size of its loan production office network and related support functions. That process was largely completed late in the 1995 fiscal year, but not before significant operating losses were experienced. The relatively small loss in the 1996 fiscal year, reflected the down-sized structure through most of the year. In addition to the operating losses of the loan production offices, there were also certain one time income and expense items associated with the closure of some of the offices, resulting in a net loss of $157,000 in fiscal 1995, compared to a net gain of $91,000 in fiscal 1996, for an improvement of $248,000. A gain of $598,000 from the sale of Federal Home Loan Mortgage Corporation stock was realized in fiscal 1995, partially offsetting the loss from loan production office operations. However, there were no gains or losses from securities sales in fiscal 1996.

Other expense for the Company is composed primarily of the operating expenses of the full service banking office in Griffin, Georgia. The most significant components are salaries and employee benefits, net occupancy expense, FDIC insurance premiums, data processing expense, professional fees, other taxes (non-income) and stationery and supplies. Other expense decreased $104,000, or 3%, to $2,905,000 in fiscal 1996 compared to $3,009,000 in fiscal 1995.
Salaries and benefits decreased $25,000 (2%), net occupancy decreased $27,000 (8%), professional fees decreased $85,000 (44%), other taxes decreased $12,000 (13%) and stationery and supplies decreased $3,000 (4%). Offsetting these improvements were increased expenses, including FDIC insurance, up $1,000 (less than 1%), and data processing expense, up $23,000 (15%). The decrease in professional fees reflected non-recurring expenses related to the downsizing of the loan production office network discussed under other income above. Other decreases resulted from expense control measures implemented in fiscal 1996.

Income tax expense as a percentage of pretax income remained relatively stable, increasing from 33% in fiscal 1995 to 34% in fiscal 1996.

The Company's net income was $1,019,000 for the year ending June 30, 1996, compared to net income of $625,000 for the year ending June 30, 1995. The primary factors in the improvement, which are discussed above, include improved gross interest income from the changed asset mix (increased loans and reduced securities), reduced loss on loan production office operations and reduced operating expense.



             (THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

ITEM 7.  FINANCIAL STATEMENTS.
         --------------------

         The financial statements, notes thereto and auditor's report thereon included on the following pages are incorporated herein by reference.


                         Index to Financial Statements
                         -----------------------------

                                                                      Page
                                                                      ----

Independent Auditors' Report.......................................    F-1

Consolidated Balance Sheets at
   June 30, 1996 and 1995..........................................    F-2

Consolidated Statements of Income for the Years Ended
   June 30, 1996 and 1995..........................................    F-4

Consolidated Statements of Changes in Stockholders'
   Equity for the Years Ended June 30, 1996 and 1995...............    F-6

Consolidated Statements of Cash Flows for the Years
   Ended June 30, 1996 and 1995....................................    F-7

Notes to Consolidated Financial Statements.........................    F-9




             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE.
          ------------------------------------

          The Company's Board of Directors replaced the Company's independent auditors, Mauldin & Jenkins, on March 18, 1996, as a result of the election of a relative of a partner in such accounting firm to the Board of Directors of the Bank, and thereafter engaged Bricker & Melton, P.A., Certified Public Accountants, to act as the Company's independent auditors. The reports prepared by Mauldin & Jenkins on the financial statements of the Company for the fiscal year ended June 30, 1995, did not contain an adverse opinion or disclaimer of opinion, nor was the report modified as to audit scope or accounting principles. There were no disagreements with Mauldin & Jenkins on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedures or any other matter requiring disclosure. The Company filed a Form 8-K with Securities and Exchange Commission as to this matter on March 19, 1996.


                                 PART III
                                 --------


 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          ----------------------------------------------------
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
          -----------------------------------------------------------

Board of Directors

          The members of the Board of Directors of the Company are elected by the shareholders. The directorships of the Company are divided into three classes, with the members of each class serving three-year terms and the shareholders of the Company elect one class annually. The Board of Directors of the Company presently consists of eight members who also serve as directors of the Bank. In addition to the eight members of the Company who serve as directors of the Bank, the following individuals serve as additional members of the Board of Directors of the Bank: Tommy Barrett, John J. Dillon, Charles William Jones and Dr. Walter L. Pyron. The members of the Board of Directors of the Bank are elected annually by the Company, acting as the sole shareholder of the Bank.

          The following sets forth the name, age, year first elected as a director of the Bank, and principal occupation and business experience of the directors of the Company. All directors of the Company were initially elected upon the organization of the Company in 1992.

Incumbent Directors Whose Terms Expire in 1996

                                                       Year First            Principal Occupation;
Name                                              Age   Elected               Business Experience
- ----                                              ---  ----------            ---------------------
James C. Owen, Jr.                                 76     1960     Chairman of the Board of the Company;
                                                                   retired partner in the law firm of Beck,
                                                                   Owen & Murray.
Scott H. Searcy, Sr.                               61     1967     President of Searcy & Co., an
                                                                   independent insurance agency and Vice
                                                                   President and associate broker of Searcy
                                                                   & Co. Realtors, a real estate brokerage
                                                                   company.
Incumbent Directors Whose Terms Expire in 1997

                                                       Year First            Principal Occupation;
Name                                              Age   Elected               Business Experience
- ----                                              ---  ----------            ---------------------

Ron J. Franklin                                    52    1988      President and Chief Executive of the
                                                                   Bank.
William T. Ramsey                                  75    1967      Chairman of the Board of the Bank.
Frank A. Thomas                                    75    1960      Chief Executive Officer of Thomas
                                                                   Packing Co., a meat processing
                                                                   company; Treasurer of the Company.
Incumbent Directors Whose Terms Expire in 1998

                                                       Year First            Principal Occupation;
Name                                              Age   Elected               Business Experience
- ----                                              ---  ----------            ---------------------

F. Dan Boyd                                        76     1967     Retired Owner and President of Boyd
                                                                   Builders Supply.
Lee Roy Claxton                                    72     1967     Retired Pharmacist.
Robert H. Crossfield                               76     1960     Owner of the Crossfield Company, a
                                                                   rental investment company; Secretary of
                                                                   the Company.

          There are no arrangements or understandings between the Company and any person pursuant to which any of the above persons have been or will be elected a director. There are no family relations between any of the directors or executive officers of the Company.

Meetings of the Board of Directors

          The Board of Directors of the Company had 11 meetings during the fiscal year ended June 30, 1996. Each director of the Company attended at least 75% of the board meetings and committee meetings of which such director was a member. The Board of Directors of the Bank had 14 meetings during the fiscal year ended June 30, 1996. Each director of the Bank attended at least 75% of the total number of board meetings and committee meetings of which such director was a member.

          The Board of Directors of the Company has an Executive Committee and a Compensation/Stock Option Plan Committee. The Board of Directors of the Bank has an Executive Committee, Audit Committee, and Investment Committee.

Bank Management

          William T. Ramsey became Chairman of the Board of Directors of the Bank effective January 1, 1993. Mr. Ramsey had been the President of the Bank since 1967. Other background information on Mr. Ramsey is set forth under the prior heading "Board of Directors".

          Ron J. Franklin became President and Chief Executive Officer of the Bank effective January 1, 1993. Mr. Franklin had been the Executive Vice President of the Bank since 1985. Mr. Franklin is a graduate of the University of Alabama and Georgia State University. Other background information on Mr. Franklin is set forth under the prior heading "Board of Directors".

          Arthur H. Hammond, age 51, has been Executive Vice President and Chief Financial Officer of the Bank since February 1996. Prior thereto, he was chief financial officer of Cobb Wells, Inc., a communications company from 1995 to 1996. He was executive vice president of the Bank from November 1994 until February 1995, and was employed by First Union National Bank of Georgia (and predecessor companies) from 1974 until 1994, when he retired as president of the Griffin, Georgia operations. Mr. Hammond is a certified public accountant and is a graduate of the University of Georgia and Georgia State University.

          Marvin Brooks, age 48, has been Executive Vice President of the Bank since April 1995. From 1992 to 1995, he was senior vice president with Exchange Bank in Milledgeville, Georgia. From 1985 to 1992, he was employed by Morris State Bank in Dublin, Georgia, where he was president and chief operating officer from January 1991 to April 1992. Mr. Brooks has more than 25 years of commercial lending experience.

          Ralph B. Westmoreland, age 57, has been Senior Vice President in charge of lending since 1988, and has been with the Bank since 1967. Mr. Westmoreland attended the University of Georgia.

          Lee Greeson, age 34, became Senior Vice President-Construction Lending of the Bank in 1994, and has been with the Bank since 1989. From 1988 to 1989, he was a construction loan officer at Bank South and from 1986 to 1988, he was a commercial loan officer with the Trust Company Bank. Mr. Greeson is a graduate of the University of Georgia.

          Sandy Studle, age 46, has been Senior Vice President in charge of loan servicing of the Bank since 1995. Prior thereto, she was Senior Vice President in charge of training-compliance and has been with the Bank since 1980. She attended Mercer University.

          Elaine S. Kendrick, age 49, has been Senior Vice President/Controller of the Bank since 1996. Prior thereto, she was Vice President/ Controller of the Bank for 1990 to 1996. She was employed by First Union Bank for over twenty-five years. Mrs. Kendrick is a graduate of the University of Georgia Banking School.

          Jodi Conner, age 42, became Senior Vice President/Operations Manager-Loan Production Offices in 1996. Prior thereto, she was Vice
President/Operations Manager-Loan Production Offices from 1990 to 1996. She was previously vice president with Commonwealth United for 13 years.

          John S. Hobbs, age 49, has been Vice President in charge of compliance/audit since 1995. Prior thereto, he was Vice President in charge of
loan servicing-operations of the Bank from 1989 to 1995.   From 1980 to 1989,
Mr. Hobbs was vice president of credit review at First Union Bank of Georgia. Mr. Hobbs has more than 18 years experience in the commercial banking business. Mr. Hobbs is a graduate of Auburn University.



             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 10.  EXECUTIVE COMPENSATION.
          ----------------------

Executive Compensation

          The following sets forth certain information concerning the compensation of the Company's chief executive officer during fiscal years 1996, 1995 and 1994.

                           Summary Compensation Table

                                                                     Long Term
                                                                    Compensation
                                     Annual Compensation               Awards
                                     -------------------            ------------
Name and                                              Other Annual      Securities    All Other
Principal            Fiscal                           Compensation      Underlying  Compensation
Position              Year    Salary ($)  Bonus ($)      ($)(1)           Options      ($)(2)
- ----------           ------   ---------   --------   ------------      ----------   ------------
Ron J. Franklin,      1996    111,875        250          8,625             -0-         10,068
President and         1995     98,750        -0-          8,000             -0-         15,000
Chief Executive       1994     90,596     15,750          8,000             -0-          9,200
Officer

(1) The reported amount consists of director's fees. Compensation does not include any perquisites and other personal benefits which may be derived from business-related expenditures that in the aggregate do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such person.

(2) The reported amount consists of the Bank's contribution to the 401-K plan and deferred compensation.


          The following table sets forth certain information regarding the exercise of stock options in the 1996 fiscal year by the person named in the Summary Compensation Table and the value of options held by such person at the end of such fiscal year.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

                                                                Number of
                                                                Securities
                                                                Underlying
                                                                Unexercised       Value of Unexercised
                                                                Options at        In-the-Money Options
                                                                FY-End (#)           at FY-End ($)

                    Shares Acquired      Value Realized        Exercisable/          Exercisable/
Name                on Exercise (#)           ($)              Unexercisable         Unexercisable
- -------------------------------------------------------------------------------------------------------
Ron J. Franklin         2,250               28,170               23,387/0              159,493/0

(1) The reported amount does not include 3,223 options received as a director under the Directors Stock Option Plan.

Director Compensation

          The Company pays an annual retainer of $4,200 to each director. The Chairman of the Board receives $300 per month and the Secretary and Treasurer of the Company each receive $200 per month in addition to their annual retainer.

          The Bank pays an annual retainer of $2,400 to each director, plus a fee of $100 for each board meeting attended and $75 per hour or a fraction thereof, for each committee meeting attended or for special meetings attended by each director. The Chairman of the Board receives $300 per month in addition to his annual retainer.

Bank Stock Option Plan

          Prior to the organization of the Company, the Bank had a Stock Option Plan (the "Plan") for granting of options to officers, directors and other employees. The Plan served as an employee incentive and encouraged the continued employment of key personnel by facilitating their purchase of an equity interest in the Bank. The Plan was adopted by the Company as part of the holding company formation.

          As of September 16, 1996, 22,249 options remain outstanding under the Plan. Of the outstanding options, all options are held by two incumbent directors (Messrs. Ramsey and Franklin). Mr. Ramsey has been granted nonqualified stock options to purchase 11,310 shares at an option price of $4.06 exercisable upon the earlier of January 21, 1998 or ninety days following the date that the recipient ceases to be a director. Incentive stock options have been granted to purchase 4,354 shares to Mr. Ramsey and 6,585 shares to Mr. Franklin at option price of $4.06 exercisable upon the earlier of January 21, 1998 or ninety days following the date the recipient ceases to be a director.

Employee Benefit Plans

          The Savings Bank implemented on July 1, 1994 a contributory 401(k) employee savings plan available to all eligible employees, subject to certain minimum age and service requirements. For the fiscal year ended June 30, 1996, the Savings Bank's contribution to such plan was $32,951 of which $29,677 was contributed for employees (other than executive officers) and the balance of contributions made for all executive officers totaled $3,274.

Directors Stock Option Plan
- ---------------------------

          The Company's shareholders approved in October 1993, a Directors Stock Option Plan (the "Directors Plan") for the granting of options to purchase shares of the Company's common stock to the directors of the Company and its subsidiary, the Bank. Following approval of the Directors Plan, an option to purchase 2,785 shares of the Company's common stock was granted to each of the eight incumbent directors for previous Board service. As a result of stock dividends issued by the Company, each of these options now represent the right to purchase 3,223 shares. In October 1995, four new directors of the Bank were each granted options to purchase 2,273 shares of the Company's common stock. As a result of stock dividends issued by the Company, each of these options now represent the right to purchase 2,386 shares.

          The exercise price for each option granted under the Directors Plan shall in no event be less than 100% of the fair market value of the Company's common stock on the date of grant, and no option shall be exercisable after the expiration of ten years from the date of grant. An option granted under the Directors Plan shall be transferable only by will or by the laws of descent and distribution, and during the recipient's lifetime shall be exercisable only by the recipient to whom the option is granted.

          The Directors Plan will remain in effect for five years from the date the Company's shareholders approved it or until termination by the Board, whichever occurs first. The Directors Plan is administered and interpreted by the Board of Directors of the Company.

Employee Stock Option Plan
- --------------------------

          The Company's shareholders approved in October 1993, an Employee Stock Option Plan (the "Employee Plan") for the granting of options to purchase shares of the Company's common stock to the employees of the Company and its subsidiary, the Bank.

          The Employee Plan provides for the granting of both "incentive stock options" under Section 422A of the Internal Revenue Code and "unqualified stock options." The exercise price for each option granted under the Employee Plan shall in no event be less than 100% of the fair market value of the Company's common stock on the date of grant, and no option shall be exercisable after the expiration of ten years from the date of grant. An option granted under the Employee Plan shall be transferable only by will or by the laws of descent and distribution, and during the recipient's lifetime shall be exercisable only by the recipient to whom the option is granted. As of June 30, 1996, the Company had 30,932 incentive stock options issued and outstanding to eligible employees under the Employee Plan.

          The Employee Plan will remain in effect for ten years from the date the Company's shareholders approved it or until termination by the Board, whichever occurs first. The Employee Plan is administered and interpreted by the Board of Directors of the Company.

Special Termination Agreements

          The Bank has previously entered into special termination agreements with Messrs. Ramsey, Franklin and Westmoreland providing that in the event of a "change in control" of the Bank resulting in the involuntary or voluntary termination of employment of such individuals, other than for cause, they would receive severance payments of between one-half and two times their respective average annual salary for the past three years, plus an accelerated retirement benefit, continued health insurance for between six and twenty-four months and reimbursement for any legal expenses incurred. The term "change in control" is defined to occur when conclusive control determinations as set forth in 12 C.F.R. 574.4(a) occur (i.e., ownership of more than 25% of voting stock) or upon ownership of 20% or more of voting stock, or as a result of a proxy contest against management's recommendation resulting in a merger or similar transaction, or change in a majority of the Board of Directors, or any material change in the employee's function, duties or responsibilities which would cause the employee's position to become one of lesser responsibility, importance or scope from what it was before the occurrence of a change in control. The reorganization of the Bank into a holding company structure was not be deemed a change in control. The agreements define "cause" to include personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of certain laws, rules and regulations or final cease-and-desist order, or a material breach of any provisions of an employment agreement. The Internal Revenue Code provides that certain termination severance payments could constitute excess parachute payments, resulting in the imposition of an excise tax on the recipient and a denial of a deduction for such excess amounts to Bank. If a change in control had occurred on June 30, 1996, Messrs. Ramsey, Franklin and Westmoreland would have received severance payments of approximately $50,400, $271,200, and $102,480, respectively, under the terms of these agreements. Management believes that at this time such payments would not constitute excess parachute payments.



             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT.
          -----------

          The following table sets forth certain information regarding the shares of common stock of the Company owned as of September 16, 1996 (i) by each person who beneficially owns more than 5% of shares of common stock of the Company, (ii) by each of the Company's directors and (iii) by all directors and executive officers of the Company as a group.

Name of                          Number       Percentage
Beneficial Owner(1)           of Shares(2)   Ownership(3)
- -------------------           ------------   ------------

Jerry L. Savage(4)               79,425             8.4%

James C. Owen, Jr.               35,916(5)          3.8
Director

William T. Ramsey(6)             45,203(7)          4.7
Director

Ron J. Franklin                  44,844(8)          4.6
President, Chief Executive
Officer and Director

Robert H. Crossfield             25,491(9)          2.7
Director

Frank A. Thomas                  22,565(10)         2.4
Director

F. Dan Boyd                      26,064(11)         2.7
Director

Lee Roy Claxton                  33,879             3.6
Director

Scott H. Searcy, Jr.             32,303(12)         3.4
Director

All directors and executive
officers as a group
(16 persons)                    407,586            40.2

________________

          (1) Except as otherwise indicated, the persons named in the above table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The information as to beneficial ownership has been furnished by the respective persons listed in the above table.

          (2) Includes shares deemed to be beneficially owned through the right to exercise of stock options within 60 days of the record date.

          (3) Based upon 945,730 outstanding as of the record date and as adjusted for stock options exercisable within 60 days of the record date. Shares which are subject to stock options are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by such person or group but are not deemed outstanding for the purpose of computing the percentage of outstanding shares owned by any other person or group.

          (4) Mr. Savage's address is 425 Audubon Circle, Griffin, Georgia
30223.

          (5) Includes 3,223 stock options exercisable within 60 days of the record date.

          (6) Mr. Ramsey's address is 1106 Lake Placid Drive, Griffin, Georgia 30223.

          (7) Includes 18,888 stock options exercisable within 60 days of the record date.

          (8) Includes 24,642 stock options exercisable within 60 days of the record date.

          (9) Includes 3,223 stock options exercisable within 60 days of the record date.

         (10) Includes 3,223 stock options exercisable within 60 days of the record date.

         (11) Includes 3,223 stock options exercisable within 60 days of the record date.

         (12) Includes 3,223 stock options exercisable within 60 days of the record date.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

          Certain of the executive officers and directors of the Company and the Bank, and principal shareholders of the Company and affiliates of such persons have, from time to time, engaged in banking transactions with the Bank and are expected to continue such relationships in the future. All loans or other extensions of credit made by the Bank to such individuals were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated parties and were believed by management to not involve more than the normal risk of collectability or present other unfavorable features. As of June 30, 1996 loans to executive officers and directors of the Company and the Bank, and principal shareholders of the Company and affiliates of such persons amounted to approximately $1,441,000 in the aggregate.

          James C. Owen, Jr., a retired partner in the law firm of Beck, Owen & Murray, is a Director of the Company and the Chairman of the Board of Directors of the Bank. The Bank paid Mr. Owen's law firm approximately $109,000 for legal services rendered during the fiscal year ended June 30, 1996.

          Scott H. Searcy, Jr., the president of Searcy & Co., an independent insurance agency, is a director of the Company and the Bank. The Bank paid Searcy & Co. approximately $45,000 in premiums for bond and property insurance policies during the fiscal year ended June 30, 1996.



             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                 PART IV
                                 -------

 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
           --------------------------------


(A)  1.   FINANCIAL STATEMENTS.
- ---  -------------------------

          The consolidated financial statements, notes thereto and auditor's report thereon, filed as part hereof, are listed in the Index to Item 7 of this Report.

     2.   FINANCIAL STATEMENT SCHEDULES.
     ----------------------------------

          All schedules have been omitted as the required information is not applicable.

     3.   EXHIBITS.
     -------------

     Exhibit Number          Description
     --------------          -----------

         3.1         Articles of Incorporation*

         3.2         By-Laws*

         4.1         Specimen Stock Certificate*

         10.1        Employee Stock Option Plan**

         10.2        Directors Stock Option Plan**

         21.1        Subsidiaries of the Registrant***

         27.1        Financial Data Schedule****


*Exhibits 3.1, 3.2 and 4.1 were previously filed by the Company as exhibits (with the same exhibit number) to a Registration Statement on Form S-4 (File No. 33-52930), and each document is incorporated herein by reference.

**Exhibits 10.1 and 10.2 were previously filed by the Company as part of Exhibit 20 to Form 10-KSB for the fiscal year ended June 30, 1993, and each document is incorporated herein by reference.

***Exhibit 21.1 was previously filed by the Company as an exhibit (with the same exhibit number) to Form 10-KSB for the fiscal year ended June 30, 1994, and such document is incorporated herein by reference.

****Filed herewith.

(B)  REPORTS ON FORM 8-K.
     -------------------

     No reports on Form 8-K were filed during the last quarter of the period covered by this Report.



             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                    SIGNATURE
                                    ---------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on September 25, 1996.

                                     GF Bancshares, Inc.


                                     By: /s/ Ron J. Franklin
                                         ----------------------------
                                         Ron J. Franklin, President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on September 25, 1996.

SIGNATURE                       TITLE
- ---------                       -----

/s/ J. C. Owen, Jr.       Chairman of the Board
- ------------------------
J. C. Owen, Jr.

/s/ W. T. Ramsey          Vice Chairman of the Board
- ------------------------
W. T. Ramsey

/s/ Ron J. Franklin       President (Principal Executive Officer)
- ------------------------
Ron J. Franklin

/s/ Arthur H. Hammond     Executive Vice President and Chief Financial Officer
- ------------------------  (Principal Financial Officer)
Arthur H. Hammond

/s/ Frank A. Thomas       Treasurer and Director
- ------------------------
Frank A. Thomas

/s/ Robert H. Crossfield  Secretary and Director
- ------------------------
Robert H. Crossfield

/s/ F. Dan Boyd           Director
- ------------------------
F. Dan Boyd

                          Director
- ------------------------
Lee Roy Claxton

/s/ Scott H. Searcy       Director
- ------------------------
Scott H. Searcy

                [LETTERHEAD OF MAULDIN & JENKINS APPEARS HERE]

                         INDEPENDENT AUDITOR'S REPORT
- --------------------------------------------------------------------------------

TO THE BOARD OF DIRECTORS
G F BANCSHARES, INC.
  AND SUBSIDIARY
GRIFFIN, GEORGIA

          We have audited the accompanying consolidated balance sheet of G F BANCSHARES, INC. AND SUBSIDIARY as of June 30, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of G F Bancshares, Inc. and subsidiary for the year ended June 30, 1994 were audited by other auditors whose report, dated August 19, 1994, expressed an unqualified opinion.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of G F Bancshares, Inc. and subsidiary as of June 30, 1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Mauldin & Jenkins
- ---------------------
MAULDIN & JENKINS

Atlanta, Georgia
August 15, 1995


                                      F-A

              [LETTERHEAD OF BRICKER & MELTON, P.A. APPEARS HERE]

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
G F Bancshares, Inc. and Subsidiary
Griffin, Georgia


  We have audited the accompanying consolidated balance sheet of G F Bancshares, Inc. and subsidiary as of June 30, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of G F Bancshares, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of G F Bancshares, Inc. and subsidiary as of June 30, 1995, and for the year then ended, were audited by other auditors whose report, dated August 15, 1995, expressed an unqualified opinion on those statements.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of G F Bancshares, Inc. and subsidiary as of June 30, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ BRICKER & MELTON, P.A.
- --------------------------
August 23, 1996
Duluth, Georgia

                                                 G F BANCSHARES, INC.
                                                    AND SUBSIDIARY
                                              CONSOLIDATED BALANCE SHEETS

=======================================================================================================================
                                                                                             June 30,
                                                                           --------------------------------------------
                                                                                 1996                         1995
                                                                           ----------------             ---------------
                                  ASSETS

Cash and due from banks (Note B)                                              $     813,597               $     348,854
Interest-bearing deposits in other banks                                          5,002,348                   6,489,800
Interest-bearing time deposits in other banks                                            --                   6,500,000
Investment securities available for sale (Note C)                                 3,265,107                     944,962
Investment securities held to maturity (fair value of $4,560,045)
 (Note C)                                                                                --                   4,513,841
Federal Home Loan Bank stock                                                        944,200                     944,200
Loans held for sale                                                               4,767,777                   5,863,309
Loans, net (Notes D, L and K)                                                    75,836,457                  65,342,127
Premises and equipment, net (Note E)                                              1,234,811                   1,483,598
Real estate owned, net (Note F)                                                     500,015                     491,784
Accrued interest receivable                                                       1,215,952                   1,320,613
Other assets (Note K)                                                               578,803                     855,203
                                                                              -------------               -------------

             TOTAL ASSETS                                                     $  94,159,067               $  95,098,291
                                                                              =============               =============

             LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing demand                                                  $   1,315,932               $   2,532,439
  Interest-bearing demand and money market                                       19,237,672                  15,352,131
  Savings                                                                         3,887,485                   4,042,546
  Time (Note I)                                                                  54,048,892                  58,886,280
                                                                              -------------               -------------
    Total Deposits                                                               78,489,981                  80,813,396

Federal Home Loan Bank advances (Note J)                                          1,250,000                          --
Unremitted funds from borrowers for taxes and insurance                             281,677                     257,900
Unremitted funds on loans serviced for others                                       575,235                     652,880
Accrued interest payable                                                            297,379                     325,085
Other liabilities                                                                   538,503                     525,562
                                                                              -------------               -------------
             TOTAL LIABILITIES                                                   81,432,775                  82,574,823
                                                                              -------------               -------------


                                              (Continued)


The accompanying notes are an integral part of these consolidated financial statements.


                                                 G F BANCSHARES, INC.
                                                    AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS, (Continued)

=======================================================================================================================
                                                                                             June 30,
                                                                           --------------------------------------------
                                                                                 1996                         1995
                                                                           ----------------             ---------------
STOCKHOLDERS' EQUITY (Note M)
   Preferred stock, 2,000,000 shares authorized, none issued and
    outstanding                                                            $             --             $            --
   Common stock, par value $1; 8,000,000 shares authorized, 895,946
    and 847,410 shares issued and outstanding                                       895,946                     847,410
   Surplus                                                                        6,385,508                   5,705,932
   Retained earnings (Note K)                                                     5,438,940                   5,975,340
   Unrealized gains (losses) on investment securities available for sale
    (Note C)                                                                          5,898                      (5,214)
                                                                           ----------------             ---------------
             TOTAL STOCKHOLDERS' EQUITY                                          12,726,292                  12,523,468
                                                                           ----------------             ---------------

Commitments and contingent liabilities (Notes D and N)

             TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY                                                        $     94,159,067             $    95,098,291
                                                                           ================             ===============

The accompanying notes are an integral part of these consolidated financial statements.


                                                 G F BANCSHARES, INC.
                                                    AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF INCOME

=======================================================================================================================
                                                                                         For the years
                                                                                         ended June 30,
                                                                           ---------------------------------------
                                                                                 1996                     1995
                                                                           --------------            -------------
INTEREST INCOME
  Loans, including fees                                                    $    6,959,777            $   5,987,354
  Investment securities                                                           258,749                  302,470
  Interest-bearing deposits in other banks                                        666,610                1,020,258
                                                                           --------------            -------------
     TOTAL INTEREST INCOME                                                      7,885,136                7,310,082
                                                                           --------------            -------------

INTEREST EXPENSE
  Interest-bearing demand and money market deposits                               530,586                  604,966
  Savings deposits                                                                112,232                  123,459
  Time deposits                                                                 3,435,229                2,937,869
  Federal Home Loan Bank advances (Note J)                                          1,514                       --
                                                                           --------------             ------------
     TOTAL INTEREST EXPENSE                                                     4,079,561                3,666,294
                                                                           --------------             ------------

     NET INTEREST INCOME                                                        3,805,575                3,643,788

PROVISION FOR LOAN LOSSES (Note D)                                                 29,550                   20,023
                                                                           --------------            -------------

     NET INTEREST INCOME AFTER PROVISION FOR
      LOAN LOSSES                                                               3,776,025                3,623,765
                                                                           --------------            -------------

OTHER INCOME
  Service charges and fees                                                        594,283                  657,061
  Loss on loan production office operations                                       (72,425)                (862,722)
  Net gain (loss) on closure of loan operations offices                            91,000                 (156,595)
  Gain on sales of investment securities available for sale, net (Note C)              --                  598,411
  Other income                                                                     66,819                   77,081
                                                                           --------------            -------------
     TOTAL OTHER INCOME                                                           679,677                  313,236
                                                                           --------------            -------------

OTHER EXPENSE
  Salaries and employee benefits (Note G)                                       1,493,663                1,519,033
  Net occupancy expense (Note E)                                                  311,864                  339,452
  Other expense (Note O)                                                        1,099,576                1,150,085
                                                                           --------------            -------------
     TOTAL OTHER EXPENSE                                                        2,905,103                3,008,570
                                                                           --------------            -------------


                                                            (Continued)


The accompanying notes are an integral part of these consolidated financial statements.



                                           G F BANCSHARES, INC.
                                              AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF INCOME, (Continued)

=======================================================================================================================
                                                                                         For the years
                                                                                         ended June 30,
                                                                           --------------------------------------------
                                                                                 1996                         1995
                                                                           ----------------             ---------------
     INCOME BEFORE INCOME TAXES                                            $      1,550,599             $       928,431

INCOME TAX EXPENSE (Note K)                                                         531,746                     303,397
                                                                           ----------------             ---------------

     NET INCOME                                                            $      1,018,853             $       625,034
                                                                           ================             ===============

EARNINGS PER SHARE (Note M)                                                $           1.12             $          0.69
                                                                           ================             ===============


The accompanying notes are an integral part of these consolidated financial statements.


                                                 G F BANCSHARES, INC.
                                                    AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

===========================================================================================================


                                                   For the years ended June 30, 1996 and 1995
                                   ------------------------------------------------------------------------
                                                                                Unrealized
                                     Common                      Retained         Gains
                                      Stock       Surplus        Earnings        (Losses)          Total
                                   ----------   ------------   ------------    ------------    ------------
BALANCE AT JUNE 30, 1994           $  796,581   $  4,982,742   $  6,814,057    $         --    $ 12,593,380

Net income                                 --             --        625,034              --         625,034

Cash dividends paid, $0.87 per
 share                                     --             --       (737,247)             --        (737,247)


Stock dividend--5 percent              40,183        683,111       (726,504)             --          (3,210)

Proceeds from exercise of
 stock options                         10,646         40,079             --              --          50,725


Net change in unrealized gains
 (losses) on investment
 securities available for sale             --             --             --          (5,214)         (5,214)
                                   ----------   ------------   ------------    ------------    ------------


BALANCE AT JUNE 30, 1995              847,410      5,705,932      5,975,340          (5,214)     12,523,468

Net income                                 --             --      1,018,853              --       1,018,853

Cash dividends paid, $0.95 per
 share                                     --             --       (851,149)             --        (851,149)


Stock dividend--5 percent              42,486        658,533       (704,104)             --          (3,085)

Proceeds from exercise of
 stock options                          6,050         21,043             --              --          27,093


Net change in unrealized gains
 (losses) on investment
 securities available for sale             --             --             --          11,112          11,112
                                   ----------   ------------   ------------    ------------    ------------

BALANCE AT JUNE 30, 1996           $  895,946   $  6,385,508   $  5,438,940    $      5,898    $ 12,726,292
                                   ==========   ============   ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.


                                                 G F BANCSHARES, INC.
                                                    AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

=======================================================================================================================
                                                                                         For the years
                                                                                         ended June 30,
                                                                           --------------------------------------------
                                                                                 1996                         1995
                                                                           ----------------             ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                               $      1,018,853             $       625,034
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
      Depreciation                                                                  338,525                     560,916
      Provision for loan losses                                                      29,550                      20,023
      Deferred income taxes                                                         (76,404)                    (80,586)
      Gain on sales of investment securities available for sale, net                     --                    (598,411)
      Loss on sales of premises and equipment, net                                  176,500                     156,595
      Decrease in mortgage loans held for sale                                    1,095,532                     542,809
      Decrease in other assets                                                      347,079                     366,000
      (Increase) decrease in interest receivable                                    104,661                    (475,958)
      Increase (decrease) in interest payable                                       (27,706)                     83,163
      Decrease in unremitted funds on loans serviced for others                     (77,645)                 (1,195,090)
      (Increase) decrease in other liabilities                                       12,941                    (514,361)
                                                                           ----------------             ---------------
         NET CASH PROVIDED (USED) BY OPERATING
           ACTIVITIES                                                             2,941,886                    (509,866)
                                                                           ----------------             ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in interest-bearing time deposits in other banks            6,500,000                  (6,500,000)
  Purchases of investment securities available for sale                            (500,000)                   (522,081)
  Proceeds from maturities of investment securities available for sale            1,707,966                     150,637
  Proceeds from sales of investment securities available for sale                        --                     643,578
  Purchases of investment securities held to maturity                              (500,000)                 (4,042,148)
  Proceeds from maturities of investment securities held to maturity              1,502,567                     569,152
  Net increase in loans                                                         (10,793,133)                 (6,039,932)
  Proceeds from sales of other real estate                                          261,022                          --
  Purchases of premises and equipment                                              (266,238)                    (73,474)
                                                                           ----------------             ---------------
         NET CASH USED BY INVESTING ACTIVITIES                                   (2,087,816)                (15,814,268)
                                                                           ----------------             ---------------

                                                            (Continued)

The accompanying notes are an integral part of these consolidated financial statements.



                                                       G F BANCSHARES, INC.
                                                          AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS, (Continued)
=======================================================================================================================

                                                                                         For the years
                                                                                         ended June 30,
                                                                           --------------------------------------------
                                                                                 1996                         1995
                                                                           ----------------             ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand, money market and savings
   accounts                                                                $      2,513,973             $    (5,729,606)

  Net increase (decrease) in time deposits                                       (4,837,388)                  5,022,687
  Proceeds from Federal Home Loan Bank advances                                   1,250,000                          --
  Net increase (decrease) in unremitted funds for taxes and insurance                23,777                     (26,104)
  Proceeds from exercise of stock options                                            27,093                      50,725
  Cash dividends paid                                                              (854,234)                   (740,457)
                                                                           ----------------             ---------------
     NET CASH USED BY FINANCING ACTIVITIES                                       (1,876,779)                 (1,422,755)
                                                                           ----------------             ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (1,022,709)                (17,746,889)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    6,838,654                  24,585,543
                                                                           ----------------             ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $      5,815,945             $     6,838,654
                                                                           ================             ===============
SUPPLEMENTAL DISCLOSURES OF CASH PAID:
  Interest                                                                 $      4,107,267             $     3,583,131
                                                                           ================             ===============
  Income taxes                                                             $        735,900             $        11,333
                                                                           ================             ===============
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Acquisition of real estate in settlement of loans                      $        269,253             $       293,602
                                                                           ================             ===============
    Transfer of investment securities to available for sale                $      3,511,274             $            --
                                                                           ================             ===============

The accompanying notes are an integral part of these consolidated financial statements.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  G F Bancshares, Inc. and subsidiary provide a full range of banking services in Spalding County and the surrounding area.

  The accounting and reporting policies of G F Bancshares, Inc. and subsidiary conform to generally accepted accounting principles and to general practices within the financial institution industry. The following is a summary of the more significant of these policies.

  The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate, for example, to the determination of the allowance for loan losses, and the valuation of other real estate acquired in connection with foreclosures or in satisfaction of loans. Management believes that the allowance for loan losses is adequate and the valuation of other real estate is appropriate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and valuation of other real estate. Such agencies may require the recognition of additions to the allowance or valuation adjustments to other real estate based on their judgments about information available to them at the time of their examination.


BASIS OF PRESENTATION
  The consolidated financial statements include the accounts of G F Bancshares, Inc. (Parent Company) and its wholly-owned subsidiary, Griffin Federal Savings Bank (Bank), collectively known as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.


INTEREST-BEARING DEPOSITS IN OTHER BANKS
  Interest-bearing deposits in other banks consists of the Bank's overnight deposit account at the Federal Home Loan Bank and is in excess of amounts insured by the Federal Deposit Insurance Corporation.


INVESTMENT SECURITIES
  Investment securities which management has the ability and intent to hold to maturity are reported at cost, adjusted for amortization of premium and accretion of discount. Investment securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of the related tax effect. Federal Home Loan Bank stock is reported at cost. Earnings are reported when interest is accrued or when dividends are received.

  Premium and discount on all investment securities are amortized (deducted) and accreted (added), respectively, to interest income on the effective yield method over the period to the maturity of the related securities. Premium and discount on mortgage-backed securities are amortized (deducted) and accreted (added), respectively, to interest income using a method which approximates a level yield over the period to maturity of the related securities taking into consideration assumed prepayment patterns.

  Gains or losses on disposition are computed by the specific identification method for all securities.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

LOANS
  Loans are reported at the gross amount outstanding less deferred loan fees and a valuation allowance for loan losses. Interest income on all loans is recognized over the terms of the loans based on the unpaid daily principal amount outstanding. If the collectibility of interest appears doubtful, the accrual thereof is discontinued. Loan origination fees, net of direct loan origination costs, are deferred and recognized as income over the life of the related loan on a level-yield basis.

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 114 (SFAS 114) on accounting by creditors for impairment of a loan. SFAS 114, as amended by SFAS 118, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's fair value if the loan is collateral dependent. The provisions of SFAS 114 were effective for the Company beginning in fiscal 1996. At June 30, 1996, the Bank has no loans which are considered impaired under SFAS 114.

  Loans held for sale represent loans originated for sale in the secondary market and are reported at the lower of cost or estimated market value in the aggregate. Gains and losses on sales of loans are recognized at the time of sale, as determined by the difference between the net sales proceeds and the fair value of the loans sold.

ALLOWANCE FOR LOAN LOSSES
  The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible. Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans and takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality and review of specific problem loans. Periodic revisions are made to the allowance when circumstances which necessitate such revisions become known. Recognized losses are charged to the allowance for loan losses, while subsequent recoveries are added to the allowance.

PREMISES AND EQUIPMENT
  Premises and equipment are reported at cost less accumulated depreciation. For financial reporting purposes, depreciation is computed using primarily straight-line methods over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to operations as incurred, while major renewals and betterments are capitalized. When property is disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. For Federal tax reporting purposes, depreciation and amortization are computed using primarily accelerated methods.

OTHER REAL ESTATE
  Other real estate represents property acquired through foreclosure or in settlement of loans and is recorded at the lower of cost or fair value less estimated selling expenses and a valuation allowance for losses. The allowance represents an amount which, in management's judgement, will be adequate to absorb probable losses. Losses incurred in the acquisition of foreclosed properties are charged against the allowance for loan losses at the time of foreclosure. Provisions for subsequent devaluation of other real estate are charged against the current period's

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

operations. Losses on the disposal of other real estate are charged to the valuation allowance for losses. Costs associated with improving the property are capitalized to the extent fair value less estimated selling expenses is not exceeded. Holding costs for other real estate are expensed as incurred.


INCOME TAXES
  The tax effect of transactions is recorded at current tax rates in the periods the transactions are reported for financial statement purposes. Deferred income taxes are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. If certain conditions are met, as specified by the Internal Revenue Service, the Bank is allowed a special bad-debt deduction based on a percentage of taxable income (presently 8 percent) or specified experience formulas. The Bank used the percentage of taxable income method in fiscal 1996 and 1995. The Company files its income tax returns on a consolidated basis.


PENDING ACCOUNTING PRONOUNCEMENTS
  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to implement SFAS 121 in fiscal 1997. The provisions of SFAS 121 will require the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption is not expected to have a significant impact on the Company.

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 122 (SFAS 122), "Mortgage Servicing Rights," as an amendment to SFAS 65. The Company is required to implement SFAS 122 in fiscal 1997. The provisions of SFAS 122 eliminate the accounting distinction between rights to service mortgage loans that are acquired through loan origination and those acquired through purchase. The Company has not yet determined the impact of adopting SFAS 122.

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." The Company is required to implement SFAS 123 in fiscal 1997. SFAS 123 establishes a method of accounting for stock compensation plans based on fair value. Companies are permitted to continue to use the existing method of accounting but are required to disclose pro forma net income and earnings per share as if SFAS 123 had been used to measure compensation cost. The Company has not yet determined the impact of adopting SFAS 123.


EARNINGS PER SHARE
  Earnings per share has been computed based on the weighted average number of shares outstanding during the period after retroactive consideration of any stock dividends authorized, which totaled 906,284 and 900,801 shares for the years ended June 30, 1996 and 1995, respectively. Stock options, as described in Note M, are considered to be common stock equivalents for purposes of calculating earnings per share.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

FINANCIAL INSTRUMENTS
  In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.


FAIR VALUES OF FINANCIAL INSTRUMENTS
  The Company uses the following methods and assumptions in estimating fair values of financial instruments:

  Cash and cash equivalents--The carrying amount of cash and cash equivalents approximates fair value.

  Investment securities--The fair value of investment securities held to maturity and available for sale is estimated based on quotes received from independent pricing services. The carrying amount of Federal Home Loan Bank stock approximates fair value.

  Loans--For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For all other loans, fair values are calculated by discounting the contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan, or by using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

  Deposits--The fair value of deposits with no stated maturity, such as demand, NOW and money market, and savings accounts, is equal to the amount payable on demand at year-end. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

  Federal Home Loan Bank advances--The fair value is estimated using discounted cash flow analyses based on the current borrowing rate for similar types of credit instruments. These advances were received on June 25, 1996; therefore, the book value at year-end is a reasonable approximation of fair value.

  Accrued interest--The carrying amount of accrued interest receivable and payable approximates fair value.

  Off-balance-sheet instruments--Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrowers' credit standing.


CASH AND CASH EQUIVALENTS
  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and amounts on overnight deposit with the Federal Home Loan Bank.


RECLASSIFICATIONS
  Certain reclassifications have been made in the 1995 financial statements to conform with the 1996 presentation.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE B--CASH AND DUE FROM BANKS

  A bank is required to maintain average reserve balances with the Federal Reserve Bank, on deposit with national banks or in cash. The Bank's reserve requirement at June 30, 1996, was approximately $343,000. The Bank maintained cash balances which were adequate to meet this requirement.

NOTE C--INVESTMENT SECURITIES

  The amortized cost of investment securities and their approximate fair values were as follows at June 30:

                                                                       1996
                                         ------------------------------------------------------------
                                                              Gross           Gross
                                           Amortized       Unrealized       Unrealized       Fair
                                             Cost             Gains           Losses         Value
                                         ------------     ------------     ------------   -----------
Securities Available for Sale:
  U.S. Government and agency securities  $  2,021,037     $     10,528     $         --   $ 2,031,565
  Mortgage-backed securities                  356,037            6,193           (4,498)      357,732
  State and municipal securities              879,096               --           (3,286)      875,810
                                         ------------     ------------     ------------   -----------
                                         $  3,256,170     $     16,721     $     (7,784)  $ 3,265,107
                                         ============     ============     ============   ===========

                                                                      1995
                                         ------------------------------------------------------------
                                                              Gross           Gross
                                           Amortized       Unrealized       Unrealized       Fair
                                             Cost             Gains           Losses         Value
                                         ------------     ------------     ------------   -----------
Securities Available for Sale:
  Mortgage-backed securities             $    952,862     $      1,012     $     (8,912)  $   944,962
                                         ============     ============     ============   ===========

Securities Held to Maturity:
  U.S. Government and agency securities  $  3,495,319     $     40,628     $         --   $ 3,535,947
  Mortgage-backed securities                  126,947            8,766               --       135,713
  State and municipal securities              891,575            8,510          (11,700)      888,385
                                         ------------     ------------     ------------   -----------
                                         $  4,513,841     $     57,904     $    (11,700)  $ 4,560,045
                                         ============     ============     ============   ===========

  The unrealized gain (loss) on investment securities available for sale, net of the related deferred taxes of $3,039 and $(2,686), is $5,898 and $(5,214) at June 30, 1996 and 1995, respectively, and is included as a separate component of stockholders' equity.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE C--INVESTMENT SECURITIES, (Continued)

  During December 1995, as permitted by generally accepted accounting principles, the Bank transferred investment securities totaling $3,511,274 from held to maturity to available for sale. The unrealized gain on these securities at the time of transfer was $31,578.

  The amortized cost and estimated fair value of investment securities at June 30, 1996, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Mortgage-backed securities have been allocated based on stated maturity dates after considering assumed prepayment patterns.

                                          Available for Sale
                                    ---------------------------
                                       Amortized       Fair
                                         Cost          Value
                                    ------------    -----------
Due in one year or less             $    498,955    $   498,955
Due from one year to five years        1,829,096      1,830,055
Due from five years to ten years              --             --
Due after ten years                      928,119        936,097
                                    ------------    -----------
                                    $  3,256,170    $ 3,265,107
                                    ============    ===========

  There were no sales of investment securities during the year ended June 30, 1996. Proceeds from sales of investment securities available for sale during the year ended June 30, 1995, were $643,578 on which gross gains of $598,411 were realized.

  Investment securities with amortized costs of $118,157 and $456,171 and approximate fair values of $121,197 and $464,937 at June 30, 1996 and 1995, respectively, were pledged to secure public funds and certain other deposits as required by law.

  At June 30, 1996, the Company has no outstanding derivative financial instruments such as swaps, options, futures or forward contracts.

NOTE D--LOANS

  A summary of loans by type is as follows at June 30:

                                              1996           1995
                                        -------------   --------------
Real estate--mortgage                   $  59,364,656   $   52,087,649
Real estate--construction                  12,346,179       10,508,153
Commercial                                  2,447,710          883,566
Consumer installment and other loans        2,523,784        2,725,784
                                        -------------   --------------
                                           76,682,329       66,205,152
Less:   Deferred loan fees                   (158,210)        (180,200)
        Allowance for loan losses            (687,662)        (682,825)
                                        -------------   --------------
Loans, net                              $  75,836,457   $   65,342,127
                                        =============   ==============

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE D--LOANS, (Continued)

  Most of the Bank's business activity is with customers located within its market area of Spalding County and the surrounding area. At June 30, 1996 and 1995, the Bank had a concentration of credit risk totaling approximately $71,700,000 and $62,600,000, respectively, in loans secured by real estate.

  Nonaccrual and restructured loans at June 30, 1996, totaled approximately $933,000. If these loans had been accruing interest in accordance with their contractual terms, interest income during 1996 would have been approximately $25,000 higher. Loans on which the accrual of interest has been discontinued or reduced totaled approximately $22,000 at June 30, 1995. There was no significant reduction in interest income associated with nonaccrual and renegotiated loans in 1995.

  Transactions in the allowance for loan losses are as follows at June 30:

                                      1996          1995
                                   ----------    ---------
Balance, beginning of year         $  682,825    $ 672,421
Provision charged to operations        29,550       20,023
Loans charged off                     (24,713)      (9,619)
                                   ----------    ---------
Balance, end of year               $  687,662    $ 682,825
                                   ==========    =========

  The Bank has contracts with secondary market investors which contain various recourse provisions for 30-120 days from the date loans are sold. Loans sold with recourse which are not reflected in the consolidated balance sheets totaled approximately $52,166,000 and $36,618,000 at June 30, 1996 and 1995,
respectively. At June 30, 1996, the outstanding balance of repurchased loans totaled approximately $1,400,000.


NOTE E--PREMISES AND EQUIPMENT

  Major classifications of premises and equipment are as follows at June 30:

                                          1996            1995
                                     -------------    ------------
Land                                 $      42,961    $     42,961
Buildings                                1,050,857       1,039,696
Furniture, fixtures and equipment        1,757,584       2,317,638
                                     -------------    ------------
                                         2,851,402       3,400,295
Less: Accumulated depreciation          (1,616,591)     (1,916,697)
                                     -------------    ------------
Premises and equipment, net          $   1,234,811    $  1,483,598
                                     =============    ============

  Depreciation expense for the years ended June 30, 1996 and 1995 was $338,525 and $560,916, respectively.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE E--PREMISES AND EQUIPMENT, (Continued)

  The Bank is obligated under several noncancelable operating leases with remaining terms in excess of one year. Future minimum annual rentals required under the terms of these leases are as follows at June 30, 1996:

Years ended June 30,
  1997                                                      $  101,350
  1998                                                          93,397
  1999                                                          29,285
  2000                                                          25,313
  2001                                                          25,313
  Thereafter                                                   493,600
                                                            ----------
                                                            $  768,258
                                                            ==========

  Rental expense for the years ended June 30, 1996 and 1995 was $195,284 and $357,954, respectively.


NOTE F--OTHER REAL ESTATE

  Transactions in the reserve for losses on other real estate are as follows at June 30:


                                                               1996
                                                            ---------
Balance, beginning of year                                  $  32,000
Provision charged to expense                                       --
Losses charged off                                             (6,600)
                                                            ---------
Balance, end of year                                        $  25,400
                                                            =========

  Net income from other real estate totaled $17,185 and $9,137 for 1996 and 1995, respectively.


NOTE G--EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

  The Bank has a contributory 401(k) employee savings plan available to all eligible employees, subject to certain minimum age and service requirements. Under the provisions of the plan, employees may contribute from 1 to 12 percent of their salary up to the legal contribution limit; the Bank matches 50 percent of the employees' contributions up to a maximum of 4 percent. Amounts expensed in 1996 and 1995 as a result of the Bank's contributions to the plan totaled $32,951 and $10,549, respectively.

  The Bank maintains a deferred compensation plan for certain directors which provides for the deferral of fees for those directors. Participants will generally receive payment in monthly cash distributions upon reaching the age of 70 1/2. Amounts expensed under the plan totaled $24,609 and $24,898 in 1996 and 1995, respectively.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE H--LOAN SERVICING
  [C]
  Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The approximate unpaid principal balances of these loans are as follows at June 30:

                                                1996           1995
                                          -------------   -------------
Mortgage loan portfolios serviced for:
    FHLMC                                 $  93,322,000   $ 100,973,000
    Other investors                             422,000       1,436,000
                                          -------------   -------------
                                          $  93,744,000   $ 102,409,000
                                          =============   =============

  Custodial escrow balances maintained in connection with the foregoing loan servicing contracts were approximately $447,000 and $487,000 at June 30, 1996 and 1995, respectively.


NOTE I--TIME DEPOSITS

  The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $7,627,000 and $10,248,000 at June 30, 1996 and 1995,
respectively.

 Scheduled maturities of time deposits are as follows at June 30, 1996:

Years ended June 30,
1997                                                              $  38,423,025
1998                                                                  9,450,583
Thereafter                                                            6,175,284
                                                                  -------------
                                                                  $  54,048,892
                                                                  =============

NOTE J--FEDERAL HOME LOAN BANK ADVANCES

  The Bank utilizes borrowings as needed for liquidity purposes in the form of Federal Home Loan Bank advances. At June 30, 1996, the Bank had a credit line for Federal home Loan Bank advances of $12,000,000. During 1996, the Bank received Federal Home Loan Bank advances of $1,000,000 and $250,000. The advances are payable in semiannual installments at fixed rates of 7.41 and 7.31 percent and mature on June 25, 2011 and June 25, 2006, respectively. The advances are collateralized by one-to-four family residential mortgage loans. The annual principal amount due on the advances during each of the next five years is $91,667.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE K--INCOME TAXES

 The components of income tax expense are as follows at June 30:

                                                       1996          1995
                                                    ----------    ---------
Current--
   Federal                                          $  569,519    $ 383,983
   State                                                38,631           --
                                                    ----------    ---------
                                                       608,150      383,983
                                                    ----------    ---------
Deferred--
   Federal                                             (68,362)     (69,893)
   State                                                (8,042)     (10,693)
                                                    ----------    ---------
                                                       (76,404)     (80,586)
                                                    ----------    ---------
                                                    $  531,746    $ 303,397
                                                    ==========    =========

  A reconciliation of income tax expense computed at the Federal statutory tax rate to total income taxes is as follows at June 30:

                                                       1996          1995
                                                    ----------    ----------

Income tax at Federal statutory rate                $  527,204    $  315,667
Increase (decrease) resulting from:
  Tax-exempt income                                    (11,407)      (12,911)
  State income taxes, net of Federal benefit            20,189        (7,057)
  Other, net                                            (4,240)        7,698
                                                    ----------    ----------
                                                    $  531,746    $  303,397
                                                    ==========    ==========

  The components of deferred income taxes are as follows at June 30:


                                                       1996          1995
                                                    ----------    ---------

Loan loss reserve                                   $   (7,841)   $  39,504
Deferred compensation                                  110,531      106,234
Unrealized (gains) losses on investments                (3,039)       2,686
Depreciation                                            72,985        4,530
Deferred loan fees                                     (27,740)    (107,245)
Other, net                                             (48,941)     (20,433)
                                                    ----------    ---------
                                                    $   95,955    $  25,276
                                                    ==========    =========


                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE K--INCOME TAXES, (Continued)

  The Bank is permitted under the Internal Revenue Code to deduct an annual addition to the reserve for bad debts in determining taxable income, subject to certain limitations. This addition differs from the provision for loan losses used for financial reporting purposes. Deferred taxes have been provided on the difference between the tax and financial statement reserves subsequent to June 30, 1988. No deferred taxes have been provided on the income tax reserves prior to June 30, 1988 of $2,974,000. This tax reserve for bad debts is included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because the Bank does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided.


NOTE L--RELATED PARTY TRANSACTIONS

  As of June 30, 1996 and 1995, the Bank had direct and indirect loans which aggregated $1,441,193 and $1,277,201, respectively, outstanding to or for the benefit of certain of the Company's officers, directors, and their related interests. During 1996, $840,996 of such loans were made and repayments totaled $677,004. These loans were made in the ordinary course of business in conformity with normal credit terms, including interest rates and collateral requirements prevailing at the time for comparable transactions with other borrowers. These individuals and their related interests also maintain customary demand and time deposit accounts with the Bank.


NOTE M--STOCKHOLDERS' EQUITY

  The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of core and tangible capital (as defined in the regulations) to total assets (as defined), and minimum ratios of risk-based capital (as defined) to risk-weighted assets (as defined). To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum ratios as set forth in the table. The Bank's actual capital amounts and ratios are also presented in the table.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE M--STOCKHOLDERS' EQUITY, (Continued)



                                                   1996
                                          ----------------------
                                             Amount      Percent
                                          -------------  -------
Core capital                              $  11,082,000     11.8%
Minimum core capital requirement              2,819,000      3.0
                                          -------------     ----
Excess                                    $   8,263,000      8.8%
                                          =============     ====
Tangible capital                          $  11,082,000     11.8%
Minimum tangible capital requirement          1,409,000      1.5
                                          -------------     ----
Excess                                    $   9,673,000     10.3%
                                          =============     ====
Risk-based capital                        $  11,600,000     15.0%
Minimum risk-based capital requirement        6,199,000      8.0
                                          -------------     ----
Excess                                    $   5,401,000      7.0%
                                          =============     ====


                                                   1995
                                          ----------------------
                                             Amount      Percent
                                          -------------  -------
Core capital                              $  10,907,000     11.5%
Minimum core capital requirement              2,852,000      3.0
                                          -------------     ----
Excess                                    $   8,055,000      8.5%
                                          =============     ====
Tangible capital                          $  10,907,000     11.5%
Minimum tangible capital requirement          1,426,000      1.5
                                          -------------     ----
Excess                                    $   9,481,000     10.0%
                                          =============     ====
Risk-based capital                        $  11,500,000     12.9%
Minimum risk-based capital requirement        4,228,000      8.0
                                          -------------     ----
Excess                                    $   7,272,000      4.9%
                                          =============     ====

  Management believes that as of June 30, 1996, that the Bank meets all capital requirements to which it is subject.

  The Company has two stock compensation plans as of June 30, 1996. The first plan was implemented on January 21, 1988, granting options to purchase common stock to directors and certain key officers. Stock options outstanding under this plan at June 30, 1996, are currently exercisable and expire on the tenth anniversary of the date of grant. The second plan was implemented on September 16, 1993. Stock options under this plan were granted to directors and key officers and employees. The options for the directors are exercisable as of the date of the grant. Stock options for key officers and employees become exercisable based on the number of years of employment. The stock options under this plan expire on the tenth anniversary of the date of grant.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

NOTE M--STOCKHOLDERS' EQUITY, (Continued)

  A summary of the status of the Company's stock compensation plans is as follows at June 30:


                                             Outstanding    Option Price       Exercisable
                                               Options        Per Share          Options
                                             -----------  -----------------     ----------
June 30, 1994                                  111,674    $4.26   -  $15.50       79,635
  Options cancelled                                 --     4.70   -    4.94       (4,615)
  Options increased due to stock dividend        5,383            -                3,479
  Options that became exercisable                   --          15.50              3,277
  Options exercised                            (10,646)    4.70   -    4.88      (10,646)
  Options granted                                   --            -                   --
                                           -----------    -----------------     --------
June 30, 1995                                  106,411     4.26   -   15.50       71,130
  Options cancelled                             (9,717)    4.26   -   14.06       (4,694)
  Options increased due to stock dividend        4,836            -                2,922
  Options that became exercisable                   --          15.50              5,013
  Options exercised                             (6,050)          4.48             (6,050)
  Options granted                                   --          16.50              9,092
                                           -----------    -----------------     --------
June 30, 1996                                   95,480    $4.26   -  $16.50       77,413
                                           ===========    =================     ========

  Dividends that may be paid by the Bank to the Parent Company are subject to certain regulatory limitations. For the year ended June 30, 1996, the Bank paid $875,400 in dividends for which prior regulatory approval was not required.

  The Board of Directors authorized a 5 percent common stock dividend to stockholders of record as of September 1, 1995, resulting in the issuance of 42,486 shares. Earnings per share for fiscal 1996 and 1995 have been presented as if these shares were outstanding as of July 1, 1994.


NOTE N--OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

  The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

NOTE N--OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS, (Continued)

  The Bank's exposure to credit loss in the event of nonperformance by the customer on the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 1996 and 1995, unfunded commitments to extend credit were approximately $41,710,000 and $46,627,000, respectively. The Bank's experience has been that approximately 70 percent of loan commitments are drawn upon by customers.

  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank had approximately $170,000 and $175,000 in irrevocable standby letters of credit outstanding at June 30, 1996 and 1995, respectively. The Bank was not required to perform on any standby letters of credit during 1996.

  The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the obligor. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and real estate for those commitments on which collateral is deemed necessary.


NOTE O--SUPPLEMENTAL FINANCIAL DATA

  Components of other expense in excess of 1 percent of total income are as follows at June 30:


                                                        1996         1995
                                                     ----------   ---------
FDIC insurance premiums                              $  201,149   $ 200,120
Data processing                                         180,949     157,583
Professional fees                                       110,087     195,090
Other taxes                                              83,863      96,136
Stationary and supplies                                  80,369      83,412


                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

=========================================================================

NOTE P--FAIR VALUES OF FINANCIAL INSTRUMENTS

  The estimated fair values of the Company's financial instruments are as follows at June 30:



                                                         1996
                                            ----------------------------
                                                              Estimated
                                                Carrying         Fair
                                                 Value          Value
                                            -------------   ------------
Financial assets:
  Cash and cash equivalents                 $   5,815,945   $  5,815,945
  Investment securities available for sale      3,265,107      3,265,107
  Federal Home Loan Bank stock                    944,200        944,200
  Loans held for sale                           4,767,777      4,828,926
  Loans                                        76,682,329     77,154,045
  Accrued interest receivable                   1,215,952      1,215,952


Financial liabilities:
  Noncontractual deposits                   $  24,441,089   $ 24,441,089
  Contractual deposits                         54,048,892     53,731,736
  Federal Home Loan Bank advances               1,250,000      1,250,000
  Accrued interest payable                        297,379        297,379


Off-balance-sheet instruments:
  Undisbursed credit lines                                  $ 41,966,517
  Standby letters of credit                                      171,046


                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
============================================================================

NOTE Q--CONDENSED FINANCIAL INFORMATION OF G F BANCSHARES, INC.


                            CONDENSED BALANCE SHEETS
                                 (PARENT ONLY)

                                                            June 30,
                                                ----------------------------
                                                      1996           1995
                                                -------------   ------------
              ASSETS

Cash on deposit with subsidiary                 $   1,606,309   $  1,606,579
Investment in subsidiary                           11,088,162     10,901,568
Other assets                                           31,821         15,321
                                                -------------   ------------

          TOTAL ASSETS                          $  12,726,292   $ 12,523,468
                                                =============   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Common stock                                    $     895,946   $    847,410
Surplus                                             6,385,508      5,705,932
Retained earnings                                   5,438,940      5,975,340
Unrealized gains (losses) on investment
  securities available for sale                         5,898         (5,214)
                                                -------------   ------------

          TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                $  12,726,292   $ 12,523,468
                                                =============   ============

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE Q--CONDENSED FINANCIAL INFORMATION OF G F BANCSHARES, INC., (Continued)

                         CONDENSED STATEMENTS OF INCOME
                                 (PARENT ONLY)

                                                                                      For the years
                                                                                     ended June 30,
                                                                             ---------------------------
                                                                                  1996           1995
                                                                             ------------   ------------
Dividends from subsidiary                                                    $    875,400   $  1,986,030
Expenses                                                                           48,530         43,015
                                                                             ------------   ------------

     INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN
       UNDISTRIBUTED EARNINGS OF SUBSIDIARY                                       826,870      1,943,015


Income tax benefit                                                                 16,500             --
                                                                             ------------   ------------

      INCOME BEFORE EQUITY IN  UNDISTRIBUTED EARNINGS
        OF SUBSIDIARY                                                            843,370      1,943,015


Equity in undistributed earnings (distributions in excess of earnings) of
 subsidiary                                                                       175,483     (1,317,981)
                                                                             ------------   ------------


      NET INCOME                                                             $  1,018,853   $    625,034
                                                                             ============   ============

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE Q--CONDENSED FINANCIAL INFORMATION OF G F BANCSHARES, INC., (Continued)


                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (PARENT ONLY)

                                                                                  For the years
                                                                                 ended June 30,
                                                                         ---------------------------
                                                                               1996           1995
                                                                         ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                             $  1,018,853    $   625,034
  Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in undistributed earnings of subsidiary                          (175,483)            --
     Distributions in excess of earnings of subsidiary                             --      1,317,981
     Increase in other assets                                                 (16,500)            --
                                                                         ------------   ------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                              826,870      1,943,015
                                                                         ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                       27,093         50,725
  Dividends paid                                                             (854,233)      (740,454)
                                                                         ------------   ------------
      NET CASH USED BY FINANCING ACTIVITIES                                  (827,140)      (689,729)
                                                                         ------------   ------------

NET INCREASE (DECREASE) IN CASH                                                  (270)     1,253,286

CASH AT BEGINNING OF YEAR                                                   1,606,579        353,293
                                                                         ------------   ------------

CASH AT END OF YEAR                                                      $  1,606,309    $ 1,606,579
                                                                         ============   ============