Form 10QSB
period 1996-09-30
GF BANCSHARES INC
filed 1996-11-13
CIK 892792

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 1996

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

      For the transition period from                  to                .
                                     ----------------    ---------------

                          Commission File No. 33-52930


                              GF BANCSHARES, INC.
                 (Name of small business issuer in its charter)

              Georgia                                    58-2016968
   -------------------------------           --------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)


                 327 West Taylor Street, Griffin, Georgia 30223
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (770) 228-2786
                           -------------------------
                           Issuer's telephone number
                             (including area code)

         Securities registered under Section 12(b) of the Exchange Act:

   Title of each class             Name on each exchange on which registered
   -------------------             -----------------------------------------
         None                                       None


        Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $1.00 Par Value
                         -----------------------------
                                 Title of class


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days.  Yes  X    No    .
              ---      ---

As of September 30, 1996, there were 945,730 shares of Common Stock issued and outstanding. The registrant's voting stock is not regularly and actively traded in any established market, and there are no regularly quoted bid and asked prices for the registrant's voting stock.

                                     INDEX

                                                                          PAGE
PART 1.    FINANCIAL INFORMATION

           Item 1. Financial Statements (unaudited)

                   Consolidated Balance Sheets as of
                   September 30, 1996 and June 30, 1996                     3

                   Consolidated Statements of Income for the Three
                   Months Ended September 30, 1996 and 1995                 4

                   Consolidated Statements of Cash Flows for the
                   Three Months Ended September 30, 1996 and 1995         5-6

                   Notes to Consolidated Financial Statements             7-9

           Item 2. Management's Discussion and Analysis of Interim
                   Financial Condition and Results of Operations for
                   the Three Months Ended September 30, 1996, compared
                   to the Three Months Ended September 30, 1995         10-12


PART II.   OTHER INFORMATION

           Schedules Omitted:
           All schedules, other than those indicated above, and below are omitted because of the absence of the conditions under which they are required or because the information is
           included in the financial statements or related notes.          13

           Signature Page:                                                 14

                              GF BANCSHARES, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                September 30,     June 30,
                                                    1996            1996
                                                ------------      --------
            ASSETS

Cash and due from banks                         $   577,286     $   813,597
Interest-bearing deposits in other banks            599,388       5,002,348
Investment securities available for sale          3,249,605       3,265,107
Federal Home Loan Bank stock                        944,200         944,200
Loans held for sale                               4,596,656       4,767,777
Loans, net                                       80,220,313      75,836,457
Premises and equipment, net                       1,171,642       1,234,811
Real estate owned, net                              523,010         500,015
Accrued interest receivable                       1,207,125       1,215,952
Other assets                                        262,424         578,803
                                                -----------     -----------

          TOTAL ASSETS                          $93,351,649     $94,159,067
                                                ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Deposits:
      Noninterest-bearing demand                $ 1,387,310     $ 1,315,932
      Interest-bearing demand and money market   19,181,308      19,237,672
      Savings                                     3,712,840       3,887,485
      Time                                       53,522,903      54,048,892
                                                -----------     -----------
         Total Deposits                          77,804,361      78,489,981

Federal Home Loan Bank advances                   1,250,000       1,250,000
Unremitted funds from borrowers for taxes
   and insurance                                    146,639         281,677
Unremitted funds on loans serviced for others       614,425         575,235
Accrued interest payable                            311,749         297,379
Other liabilities                                 1,001,309         538,503
                                                -----------     -----------
         TOTAL LIABILITIES                       81,128,483      81,432,775
                                                -----------     -----------

STOCKHOLDERS' EQUITY
   Preferred stock, 2,000,000 shares
      authorized, none issued and outstanding             0               0
Common stock, par value $1.00; 8,000,000
   shares authorized, 945,730 and 895,946
   shares issued and outstanding                    945,730         895,946
Surplus                                           7,119,189       6,385,508
Retained earnings                                 4,152,204       5,438,940
Unrealized gains (losses) on investment
   securities available for sale                      6,043           5,898
                                                -----------     -----------
      TOTAL STOCKHOLDERS' EQUITY                 12,223,166      12,726,292
                                                -----------     -----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                 $93,351,649     $94,159,067
                                                ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                              GF BANCSHARES, INC.
                                AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                 For the three months
                                                 ended September 30,
                                                        1996          1995
                                                    ----------     ----------
INTEREST INCOME
  Loans, including fees                              $1,952,811    $1,717,533
  Investment securities                                  66,476        86,022
  Interest-bearing deposits in other banks               61,594       229,801
                                                     ----------    ----------

     TOTAL INTEREST INCOME                            2,080,881     2,033,356
                                                     ----------    ----------

INTEREST EXPENSE
  Interest-bearing demand and money market deposits     141,927       127,166
  Savings deposits                                       28,967        29,771
  Time deposits                                         794,543       905,852
  Federal Home Loan Bank advances                        46,102             0
                                                     ----------    ----------

     TOTAL INTEREST EXPENSE                           1,011,539     1,062,789
                                                     ----------    ----------

     NET INTEREST INCOME                              1,069,342       970,567


PROVISION FOR LOAN LOSSES                                15,000             0
                                                     ----------    ----------

     NET INTEREST INCOME AFTER PROVISION FOR
       LOAN LOSSES                                    1,054,342       970,567
                                                     ----------    ----------

OTHER INCOME

  Service charges and fees                              118,600       118,460
  Gain (Loss) on loan production office operations       42,432        14,070
  Other income                                           11,092        10,341
                                                     ----------    ----------

    TOTAL OTHER INCOME                                  172,124       142,871
                                                     ----------    ----------

OTHER EXPENSE
  Salaries and employee benefits                        370,124       376,455
  Net occupancy expense                                  78,228        81,830
  Other expense                                         800,948       227,984
                                                     ----------    ----------

    TOTAL OTHER EXPENSE                               1,249,300       686,269
                                                     ----------    ----------

   INCOME BEFORE INCOME TAXES                           (22,834)      427,169

INCOME TAX EXPENSE                                      (22,000)      146,112
                                                     ----------    ----------

      NET INCOME                                     $     (834)   $  281,057
                                                     ==========    ==========


EARNINGS PER SHARE                                   $    (0.00)   $     0.29
                                                     ==========    ==========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                   906,383       855,452
                                                     ==========    ==========



The accompanying notes are an integral part of these consolidated financial statements.

                              GF BANCSHARES, INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       For the three months
                                                       ended September 30,
                                                      ---------------------
                                                            1996                  1995
                                                         ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                             $     (834)           $  281,057

Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
   Depreciation                                              69,104                80,318
   Provision for loan losses                                 15,000                     0
   Decrease in mortgage loans held for sale                 171,121               266,681
   Decrease in other assets                                 316,305                79,190
   Decrease in interest receivable                            8,827               234,000
   Increase in interest payable                              14,370                44,706
   Increase (Decrease) in unremitted funds on loans
     serviced for others                                     39,190               (43,000)
   Increase in other liabilities                            462,806               418,757
                                                         ----------            ----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES            1,095,889             1,361,709
                                                         ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in interest-bearing time deposit
    in other banks                                                0             3,500,000
  Proceeds from maturities of investment securities
    available for sale                                       15,720                     0
  Proceeds from sales of investment securities available
    for sale                                                      0              (500,000)
  Proceeds from maturities of investment securities
    held to maturity                                              0             2,500,000
  Net increase in loans                                  (4,421,851)           (1,002,627)
  Purchases of premises and equipment                        (5,935)              (88,349)
                                                         ----------            ----------
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES     (4,412,066)            4,409,024
                                                         ----------            ----------

                                            (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

                              GF BANCSHARES, INC.
                                AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                    For the three months
                                                                     ended September 30,
                                                                    --------------------
                                                                            1996                1995
                                                                         ----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Net increase (decrease) in demand, money market and savings
      accounts                                                           $ (159,631)         $  614,446
   Net (decrease) in time deposits                                         (525,989)            (36,842)
   Net increase (decrease) in unremitted funds for taxes and
      insurance                                                            (135,038)             103,000
   Proceeds from exercise of stock options                                   21,031               27,093
   Cash dividends paid                                                     (523,467)            (406,261)
                                                                         ----------          -----------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   (1,323,094)             301,436
                                                                         ----------          -----------

NET (INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS                     (4,639,271)           6,072,169
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            5,815,945            6,838,654
                                                                         ----------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $1,176,674          $12,910,823
                                                                         ==========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH PAID:
   Interest                                                              $  965,437          $ 1,062,789
                                                                         ==========          ===========
   Income taxes                                                          $  255,000          $         0
                                                                         ==========          ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
   Acquisition of real estate in settlement of loans                     $   55,323          $   107,675
                                                                         ==========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                              GF BANCSHARES, INC.
                                AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in GF Bancshares, Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

NOTE B

EARNINGS PER SHARE

Earnings per share and common equivalent shares are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding after consideration of the dilutive effect of stock options and stock dividends declared but not paid, as of the date of issuance of financial statements.

NOTE C

RECLASSIFICATIONS

Certain items in prior fiscal year-end financial statements have been reclassified in order to be in conformity with the current fiscal year's statement presentation. These reclassifications had no material effect on the financial statements taken as a whole.


NOTE D

NEW AND PENDING ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company has implemented SFAS 121 in fiscal 1997. The provisions of SFAS 121 require the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption has not had an impact on the Company's earnings in the current fiscal quarter.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 122 (SFAS 122), "Mortgage Servicing Rights", as an amendment to SFAS 65. The Company has implemented SFAS 122 in fiscal 1997. The provisions of SFAS 122 eliminate the accounting distinction between rights to service mortgage loans that are acquired through loan origination (and subsequently sold) and those acquired through purchase. The adoption has not had a material impact on the Company's earnings in the current fiscal quarter.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." The Company has implemented SFAS 123 in fiscal 1997. SFAS 123 established a method of accounting for stock compensation plans based on fair value. Companies are permitted to continue to use the existing method of accounting but are required to disclose pro forma net income and earnings per share as if SFAS 123 had been used to measure compensation cost. Based on the provisions of the Company's stock option plans, the Company has determined that there is no material effect from adoption of SFAS 123.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Company is required to implement SFAS 125 in fiscal 1997. SFAS 125 establishes standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption is not expected to have a significant impact on the Company.

NOTE E

RECENT LEGISLATION

In August of 1996, President Clinton signed into law a bill containing relief for savings institutions from recapture of bad debt reserves. The law's provisions are effective for tax years beginning after December 31, 1995, which impacts the Company's fiscal year ending June 30, 1997. The new law eliminates the future use of the Internal Revenue Code Section 593 reserve method of accounting for bad debts by savings institutions; forgives recapture of pre-1988 base year reserves; and requires the recapture of post-1987 reserves ratably over a six-year period beginning with the first post-1995 taxable year. The onset of recapture can be delayed for one or two years if an institution meets a residential loan originations requirement in effect in 1996 and 1997. To qualify for a deferral each year, an institution will be required to lend as much in dollar terms on residential real estate as in the average of the most recent six years. The residential loan calculation does not include refinancing and home equity loans. The Company has not yet determined whether it qualifies for this deferral. However, it has determined that there will not be a material effect on earnings resulting from the recapture, due to the provision of deferred taxes in the years when the tax provisions for bad debts exceeded actual net loan chargeoffs.

In September of 1996, President Clinton signed into law a bill which provides for the ultimate merger of the Savings Association Insurance Fund ("SAIF") into the larger and fully capitalized Bank Insurance Fund ("BIF"). This legislation requires the Company and all other depository institutions having SAIF-insured deposits to pay a one-time assessment to recapitalize the SAIF, which had become undercapitalized due to claims against the fund. The obligations to pay the special assessment became fixed on September 30, 1996 and will be paid on November 27, 1996. On September 30, 1996, the Company recorded a charge to earnings in the amount of $552,850 to provide for this obligation. This charge is therefore reflected in the Financial Statements, to which these notes are attached, and had a negative effect on earnings for the three months ended September 30, 1996. The deposit insurance expense recorded for the three months ended September 30, 1996 was $603,494, reflecting the one-time assessment, and the reccurring premium expense of $50,644. However, the legislation also provides for a reduction in the recurring insurance premiums on SAIF-insured deposits following the recapitalization. Based on its risk category, the Company anticipates a significant reduction in its recurring deposit insurance expense in the future.

NOTE F

SUPPLEMENTAL FINANCIAL DATA
Components of other expense in excess of 1% of total income are as follows:

     FDIC insurance premiums     $603,494
     Data Processing             $ 56,035
     Professional fees           $ 31,956

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE
          THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED
          TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995


INTERIM FINANCIAL CONDITION

GF Bancshares, Inc. (the "Company"), reported total assets of $93,352,000 as of September 30, 1996, compared to $94,159,000 at June 30, 1996. The most significant change in the composition of the assets was an increase in net loans from $75,836,000 to $80,220,000. The increase was primarily in the area of construction loans and commercial loans. The increase was funded from a reduction in overnight investments, which declined from $5,002,000 to $599,000. Loans held for sale decreased slightly from $4,768,000 at June 30, 1996, to $4,597,000 at September 30, 1996. Deposits decreased slightly from $78,490,000 at June 30, 1996, to $77,804,000 at September 30, 1996.

A result of the loan growth experienced from June 30, 1996, to September 30, 1996, coupled with the lack of deposit growth, was an increase in the bank's loan (including loans held for sale) to deposit ratio, from 103% to 109%. Management has embarked on a course to reverse this trend through controlled loan growth and emphasis on deposit growth. The Company's liquid assets as a percentage of deposits were 7.44% at September 30, 1996, down from 8.34% at June 30, 1996. Management analyzes projected loan fundings and payoffs, deposit trends, and other market conditions as they relate to levels of cash, liquid investments, and the funding line the Company has available from the Federal Home Loan Bank ("FHLB"). As of September 30, 1996, the Company had drawn $1,250,000 against the FHLB line, of an available $12,000,000. Based on this analysis, Management believes that the Company has adequate liquidity to meet its short-term operating requirements. However, no assurances are given in this regard.

The Company measures its capital adequacy against three standards: 1) tangible capital, expressed as a percentage of adjusted total assets, of at least 1.5%;
2) core capital, expressed as a percentage of adjusted total assets, of at least 3.0%, and: 3) risk-based capital, expressed as a percentage of risk-weighted assets, of at least 8.0%. As of September 30, 1996, the Company's capital positions were as follows:

                        Minimum
                        Capital      Regulatory      Excess
                      Requirement      Capital       Capital      Ratio
Tangible Capital       $1,400,000    $10,591,000    $9,191,000    11.35%
Core Capital           $2,800,000    $10,591,000    $7,791,000    11.35%
Risk-based Capital     $5,677,000    $11,286,000    $5,609,000    15.90%

Non-performing assets declined to 1.92% of total loans and real estate acquired through foreclosure ("OREO") at September 30, 1996, compared to 2.45% at June 30, 1996:

                                          September 30, 1996  June 30, 1996
                                          ------------------  -------------
Nonaccrual loans                              $   338,000       $   227,000
Loans 90 days past due                                  -           451,000
Restructured loans                                701,000           706,000
OREO                                              523,000           500,000
                                              -----------       -----------
       Total non-performing assets (A)        $ 1,562,000       $ 1,884,000

       Total loans (gross) and OREO (B)       $81,438,000       $77,024,000
       A/B                                           1.92%             2.45%

The allowance for loan losses at September 30, 1996 was $695,000, compared to $688,000 at June 30, 1996. The allowance at September 30, 1996, represented
 .86% of total loans, compared to .90% at June 30, 1996. The allowance at September 30, 1996 represented 66.89% of non-performing loans (non-performing assets less OREO), compared to 49.71% at June 30, 1996.

Analysis of allowance for loan losses at September 30, 1996:


Balance at June 30,1996            $688,000
                                   --------

  Chargeoffs:
     Commercial                           -
     Real estate mortgage                 -
     Consumer                        (8,000)
                                   --------
          Total                      (8,000)
                                   --------

  Recoveries
     Commercial                           -
     Real estate mortgage                 -
     Consumer                             -
          Total                           -

  Net chargeoffs                     (8,000)
                                   --------

  Provisions charged to income       15,000
                                   --------

Balance at September 30, 1996      $695,000
                                   --------

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in further periods will not exceed the allowance for loan losses, or that additional allocations to the allowance will not be required.


RESULTS OF OPERATIONS

The Company's net income was ($1,000) for the three months ended September 30, 1996, compared to net income of $281,000 for the three months ended September 30, 1995. The primary reason for this change was a charge to earnings of $553,000 to cover a special one-time assessment for deposit insurance by the F.D.I.C. to recapitalize the Savings Association Insurance Fund ("SAIF"). This assessment and charge are discussed more fully in the notes to the accompanying financial statements. Without regard to the after-tax effect of the charge of $345,000, the Company earned $344,000 for the current quarter, compared to $281,000 in the same period in the prior year. The improvement was due primarily to increased net interest income and increased income from loan production office operations, primarily gains from sale of loans.

The Company's net interest income increased to $1,069,000 for the three months ended September 30, 1996, compared to $971,000 in the same period in the prior year. Interest on loans increased from $1,718,000 in the prior year, to $1,953,000 in the current year, while interest on investment securities and interest-bearing deposits declined from $316,000 in the prior year, to $128,000 in the current year. These changes reflect increased loan volume, funded by reductions in investment securities and interest bearing deposits. The higher yield on loans resulted in the net improvement of $48,000 in total interest income. Interest expense decreased from $1,063,000 in the prior year, to $1,012,000 in the current period, reflecting reduced interest on deposits due to lower deposit levels, offset in part by interest on Federal Home Loan Bank advances.

The Company provided $15,000 for loan losses in the current period, while no provision was made in the prior year. Net chargeoffs in the current period were $8,000.

The Company's other income increased to $172,000 in the current quarter, compared to $143,000 in the same quarter of the prior year. Of the increase of $29,000, all $29,000 is attributable to improved income from loan production office operations.

The Company's other expenses increased to $1,249,000 in the current quarter from $686,000 in the same period of the prior year. As discussed above, virtually all of this increase of $563,000 was due to the one-time SAIF assessment of $553,000. The nominal increase otherwise reflects cost containment measures undertaken by management.

                                    PART II

                               OTHER INFORMATION


Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and reports on Form 8-K
          None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 GF BANCSHARES, INC
                                                    (REGISTRANT)


                                       By: /s/ Arthur H. Hammond
                                          -------------------------------------
                                               Arthur H. Hammond,
                                               E.V.P./C.F.O.

                                       By: /s/ Ron J. Franklin
                                          -------------------------------------
                                               Ron J. Franklin,
                                               President/C.E.O.

Date:  November 15, 1996