Form 10QSB
period 1996-12-31
GF BANCSHARES INC
filed 1997-02-11
CIK 892792

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For the quarter ended December 31, 1996

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

      For the transition period from                  to                .
                                     ----------------    ---------------

                          Commission File No. 33-52930


                              GF BANCSHARES, INC.
                 (Name of small business issuer in its charter)


          Georgia                                           58-2016968
-------------------------------                         -------------------
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


                                         Name on each exchange
                Title of each class      on which registered
                       None                       None
                       ----                       ----

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
Yes  X   No     .
   -----   -----

As of December 31, 1996, there were 946,730 shares of Common Stock issued and outstanding. The registrant's voting stock is not regularly and actively traded in any established market, and there are no regularly quoted bid and asked prices for the registrant's voting stock.

                                     INDEX


PART 1.  FINANCIAL INFORMATION                                            PAGE
         Item 1. Financial Statements (unaudited)

            Consolidated Balance Sheets as of
            December 31, 1996 and June  30, 1996                             3

            Consolidated Statements of Income for the Three
            Months and Six Months Ended December 31,
            1996 and 1995                                                    4

            Consolidated Statements of Cash Flows for the
            Three Months and Six Months Ended December 31,
            1996 and 1995                                                  5-6

            Notes to Consolidated Financial Statements                     7-9

         Item 2.  Management's Discussion and Analysis of Interim
                  Financial Condition and Results of Operations
                  for the Three Months and Six Months Ended
                  December 31, 1996, compared to the Three Months
                  and Six Months Ended December 31, 1995                 10-13


PART II. OTHER INFORMATION

         Schedules Omitted:
         All schedules, other than those indicated above, and below are omitted because of the absence of the conditions under which they are required or because the information is
         included in the financial statements or related notes.             14

         Signature Page:                                                    15

Item 1.  Financial Statements

                              GF BANCSHARES, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                   December 31,      June 30,
                                                       1996            1996
                                                   ------------    -----------
                ASSETS

Cash and due from banks                             $   595,694    $   813,597
Interest-bearing deposits in other banks              1,646,704      5,002,348
Investment securities available for sale              3,381,906      3,265,107
Federal Home Loan Bank stock                            944,200        944,200
Loans held for sale                                   6,215,813      4,767,777
Loans, net                                           81,767,290     75,836,457
Premises and equipment, net                           1,143,635      1,234,811
Real estate owned, net                                  653,630        500,015
Accrued interest receivable                           1,168,025      1,215,952
Other assets                                            475,617        578,803
                                                    -----------    -----------
    TOTAL ASSETS                                    $97,992,514    $94,159,067
                                                    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

 Deposits:
  Noninterest-bearing demand                        $ 2,119,750    $ 1,315,932
  Interest-bearing demand and money market           17,849,451     19,237,672
  Savings                                             3,678,232      3,887,485
  Time                                               54,350,482     54,048,892
                                                    -----------    -----------
   Total Deposits                                    77,997,915     78,489,981

Federal Home Loan Bank advances                       6,150,000      1,250,000
Unremitted funds from borrowers for
 taxes and insurance                                     43,823        281,677
Unremitted funds on loans serviced for others           611,010        575,235
Accrued interest payable                                279,720        297,379
Other liabilities                                       503,082        538,503
                                                    -----------    -----------
   TOTAL LIABILITIES                                 85,585,550     81,432,775
                                                    -----------    -----------

STOCKHOLDERS' EQUITY
 Preferred stock, 2,000,000 shares
  authorized, none issued and
  outstanding                                                 0              0
Common stock, par value $1.00;
 8,000,000 shares authorized,
 946,730 and 895,946 shares issued and
 outstanding                                            946,730        895,946
Surplus                                               7,131,579      6,385,508
Retained earnings                                     4,313,266      5,438,940
Unrealized gains (losses) on investment
 securities available for sale                           15,389          5,898
                                                    -----------    -----------
  TOTAL STOCKHOLDERS' EQUITY                         12,406,964     12,726,292
                                                    -----------    -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $97,992,514    $94,159,067
                                                    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                              GF BANCSHARES, INC.
                                AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                              For the three months         For the six months
                                                               ended December 31,          ended December 31,
                                                            ------------------------    ------------------------
                                                               1996          1995          1996          1995
                                                            ----------    ----------    ----------    ----------
INTEREST INCOME
  Loans, including fees                                     $1,992,938    $1,753,560    $3,952,268    $3,471,093
  Investment securities                                         66,230       120,120       132,706       297,168
  Interest-bearing deposits in other banks                      66,131       153,405       127,725       292,180
                                                            ----------    ----------    ----------    ----------
     TOTAL INTEREST INCOME                                   2,125,299     2,027,085     4,212,699     4,060,441
                                                            ----------    ----------    ----------    ----------

INTEREST EXPENSE
  Interest-bearing demand and money market deposits            133,191       128,523       275,118       255,689
  Savings deposits                                              27,571        29,843        56,538        59,614
  Time deposits                                                797,596       892,834     1,592,139     1,798,686
   Federal Home Loan Bank advances                             114,650             0       160,752             0
                                                            ----------    ----------    ----------    ----------
     TOTAL INTEREST EXPENSE                                  1,073,008     1,051,200     2,084,547     2,113,989
                                                            ----------    ----------    ----------    ----------

     NET INTEREST INCOME                                     1,052,291       975,885     2,128,152     1,946,452

PROVISION FOR LOAN LOSSES                                       22,000             0        37,000             0
                                                            ----------    ----------    ----------    ----------
     NET INTEREST INCOME AFTER PROVISION FOR
       LOAN LOSSES                                           1,030,291       975,885     2,091,152     1,946,452
                                                            ----------    ----------    ----------    ----------
OTHER INCOME
  Service charges and fees                                     110,894       112,778       222,975       231,238
  Gain (Loss) on loan production office operations             110,336       (43,450)      152,768       (29,381)
  Other income                                                  11,342        20,372        22,807        30,714
                                                            ----------    ----------    ----------    ----------
    TOTAL OTHER INCOME                                         232,572        89,700       398,550       232,571
                                                            ----------    ----------    ----------    ----------

OTHER EXPENSE
  Salaries and employee benefits                               378,822       362,680       748,946       739,135
  Net occupancy expense                                         86,235        67,853       164,463       149,683
  Other expense                                                249,098       267,595     1,050,419       495,579
                                                            ----------    ----------    ----------    ----------
    TOTAL OTHER EXPENSE                                        714,155       698,128     1,963,828     1,384,397
                                                            ----------    ----------    ----------    ----------

   INCOME BEFORE INCOME TAXES                                  548,708       367,457       525,874       794,626

INCOME TAX EXPENSE                                             198,300       129,934       176,300       276,046
                                                            ----------    ----------    ----------    ----------
      NET INCOME                                            $  350,408    $  237,523    $  349,574    $  518,580
                                                            ==========    ==========    ==========    ==========

EARNINGS PER SHARE                                               $0.37         $0.27         $0.38         $0.59
                                                            ==========    ==========    ==========    ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                  946,110       895,946       926,246       875,699
                                                            ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                              GF BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Uuaudited)

                                                     For the three months           For the six months
                                                      ended December 31,            ended December 31,
                                                  --------------------------    --------------------------
                                                      1996          1995           1996           1995
                                                  -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                       $   350,408    $   237,523    $   349,574    $   518,580

 Adjustments to reconcile net income to
  net cash provided (used) by
  operating activities:
    Depreciation                                       57,464         79,057        126,568        162,637
    Provision for loan losses                          22,000              0         37,000              0
    Decrease in mortgage loans held for sale       (1,619,157)      (314,460)    (1,448,036)       (47,779)
    (Increase) Decrease in unremitted
     funds on loans serviced for others              (213,193)       (76,011)       103,112          3,179
    (Increase) Decrease in interest receivable         39,100        (78,426)        47,927        155,574
    Decrease in interest payable                      (32,029)       (73,031)       (17,659)       (28,325)
    Increase (Decrease) in unremitted
     funds on loans serviced for others                (3,415)       (84,064)        35,775       (127,064)
    Decrease in other liabilities                    (498,227)      (106,034)       (35,421)       312,723
                                                  -----------    -----------    -----------    -----------
       NET CASH PROVIDED BY
        OPERATING ACTIVITIES                       (1,897,049)      (415,446)      (801,160)       949,525
                                                  -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Decrease in interest-bearing time
  deposit in other banks                                    0        500,000              0      4,000,000
 Increase in investment securities
  available for sale                                 (134,596)    (1,000,000)      (134,596)    (1,500,000)
 Proceeds from maturities of investment
  securities available for sale                        12,608              0         28,328              0
 Proceeds from sales of investment
  securities available for sale                             0              0              0              0
 Proceeds from maturities of investment
  securities held to maturity                               0              0              0      2,500,000
 Net increase in loans                             (1,687,174)    (2,223,110)    (6,109,025)    (3,229,009)
 Purchases of premises and equipment                  (29,457)             0        (35,392)       (88,349)
                                                  -----------    -----------    -----------    -----------
       NET CASH PROVIDED (USED) BY
        INVESTING ACTIVITIES                       (1,838,619)    (2,723,110)    (6,250,685)     1,682,642
                                                  -----------    -----------    -----------    -----------

                                  (Continued)

The accompanying notes are an integral part of these consolidated financial statments.

                              GF BANCSHARES, INC.
                                AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS, (Continued)
                                  (Unaudited)

                                                  For the three months          For the six months
                                                   ended December 31,           ended December 31,
                                               -------------------------    --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES              1996          1995           1996           1995
                                               ----------    -----------    -----------    -----------
 Net increase (decrease) in demand,
  money market and savings accounts            $ (634,025)   $   162,436     $ (793,656)   $   776,882
 Net increase (decrease) in time
  deposits                                        827,579     (1,933,594)       301,590     (1,970,436)
 Increase in FHLB Advances                      4,900,000              0      4,900,000              0
 Net increase (decrease) in unremitted
  funds for taxes and insurance                  (102,816)      (237,528)      (237,854)      (134,528)
 Proceeds from exercise of stock options                0              0         21,031         27,093
 Cash dividends paid                             (189,346)      (179,189)      (712,813)      (585,450)
                                               ----------    -----------    -----------    -----------
  NET CASH PROVIDED (USED) BY FINANCING
   ACTIVITIES                                   4,801,392     (2,187,875)     3,478,298     (1,886,439)
                                               ----------    -----------    -----------    -----------
NET (INCREASE) DECREASE IN CASH AND
 CASH EQUIVALENTS                               1,065,724     (5,326,431)    (3,573,547)       745,728
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                        1,176,674     12,910,823      5,815,945      6,838,654
                                               ----------    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                        $2,242,398    $ 7,584,392    $ 2,242,398    $ 7,584,382
                                               ==========    ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH PAID:
 Interest                                      $1,073,008    $ 1,051,200    $ 2,084,548    $ 2,113,989
                                               ==========    ===========    ===========    ===========
 Income taxes                                  $  198,300    $   129,934    $   176,300    $   276,046
                                               ==========    ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
 Acquisition of real estate in
  settlement of loans                          $  137,816    $         0    $   193,139    $   107,675
                                               ==========    ===========    ===========    ===========
 Transfer of investment securities to
  avaiable for sale                            $        0    $ 2,513,838    $         0    $ 2,513,838
                                               ==========    ===========    ===========    ===========

                              GF BANCSHARES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ended
June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in GF Bancshares, Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

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

NOTE D

NEW AND PENDING ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company has implemented SFAS 121 in fiscal 1997. The provisions of SFAS 121 require the

Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption has not had an impact on the Company's earnings in the current fiscal year.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 122 (SFAS 122), "Mortgage Servicing Rights", as an amendment to SFAS 65. The Company has implemented SFAS 122 in fiscal 1997. The provisions of SFAS 122 eliminate the accounting distinction between rights to service mortgage loans that are acquired through loan origination (and subsequently sold) and those acquired through purchase. The adoption has not had a material impact on the Company's earnings in the current fiscal year.

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

In September of 1996, President Clinton signed into law a bill which provides for the ultimate merger of the Savings Association Insurance Fund ("SAIF") into the larger and fully capitalized Bank Insurance Fund ("BIF"). This legislation requires the Company and all other depository institutions having SAIF-insured deposits to pay a one-time assessment to recapitalize the SAIF, which had become undercapitalized due to claims against the fund. The obligations to pay the special assessment became fixed on September 30, 1996 and were paid on November 27, 1996. On September 30, 1996, the Company recorded a charge to earnings in the amount of $552,850 to provide for this obligation. This charge is therefore reflected in the Financial Statements, to which these notes are attached, and had a negative effect on earnings for the six months ended December 31, 1996. The deposit insurance expense recorded for the six months ended December 31, 1996 was $655,520, reflecting the one-time assessment, and the reccurring premium expense of $102,670. However, the legislation also provides for a reduction in the recurring insurance premiums on SAIF-insured deposits following the recapitalization. Based on its risk category, the Company anticipates a significant reduction in its recurring deposit insurance expense in the future.

NOTE F

SUPPLEMENTAL FINANCIAL DATA
Components of other expense in excess of 1% of total income are as follows:

     FDIC insurance premiums      $  655,520
     Data Processing              $  107,635

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE
         THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1996,
         COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1995


INTERIM FINANCIAL CONDITION

GF Bancshares, Inc. (the "Company"), reported total assets of $97,993,000 as of December 31, 1996, compared to $94,159,000 at June 30, 1996. The most significant change in the composition of the assets was an increase in net loans from $75,836,000 to $81,767,000. The increase was primarily in the area of construction loans and commercial loans. Loans held for sale also increased from $4,768,000 at June 30, 1996, to $6,216,000 at December 31, 1996. These
increases were funded from a reduction in overnight investments, which declined from $5,002,000 to $1,647,000, and from an increase in borrowings from the Federal Home Loan Bank, up from $1,250,000 to $6,150,000. Deposits decreased slightly from $78,490,000 at June 30, 1996, to $77,998,000 at December 31, 1996.

A result of the loan growth experienced from June 30, 1996, to December 31, 1996, coupled with the lack of deposit growth, was an increase in the bank's loan (including loans held for sale) to deposit ratio, from 103% to 113%. Management has embarked on a course to reverse this trend through controlled loan growth and emphasis on deposit growth. The Company's liquid assets as a percentage of deposits were 5.92% at December 31, 1996, down from 8.34% at June 30, 1996. Management analyzes projected loan fundings and payoffs, deposit trends, and other market conditions as they relate to levels of cash, liquid investments, and the funding line the Company has available from the Federal Home Loan Bank ("FHLB"). As of December 31, 1996, the Company had drawn $6,150,000 against the FHLB line, of an available $20,000,000. Based on this analysis, Management believes that the Company has adequate liquidity to meet its short-term operating requirements. However, no assurances are given in this regard.

The Company measures its capital adequacy against three standards: 1) tangible capital, expressed as a percentage of adjusted total assets, of at least 1.5%;
2) core capital, expressed as a percentage of adjusted total assets, of at least 3.0%, and: 3) risk-based capital, expressed as a percentage of risk-weighted assets, of at least 8.0%. As of December 31, 1996, the Company's capital positions were as follows:

                         Minimum
                         Capital      Regulatory       Excess
                       Requirement      Capital        Capital       Ratio
Tangible Capital       $1,469,000     $10,707,000     $9,238,000    10.93%
Core Capital           $2,939,000     $10,707,000     $7,768,000    10.93%
Risk-based Capital     $6,329,000     $11,417,000     $5,088,000    14.43%

Non-performing assets declined to 1.85% of total loans and real estate acquired through foreclosure ("OREO") at December 31, 1996, compared to 2.45% at June 30, 1996:

                                       December 31, 1996   June 30, 1996

Nonaccrual loans                           $   308,000      $   227,000
Loans 90 days past due                               -          451,000
Restructured loans                             694,000          706,000
OREO                                           654,000          500,000
                                           -----------      -----------
    Total non-performing assets (A)        $ 1,656,000      $ 1,884,000

    Total loans (gross) and OREO (B)       $89,347,000       $77,024,00
    A/B                                           1.85%            2.45%

The allowance for loan losses at December 31, 1996 was $710,000, compared to $688,000 at June 30, 1996. The allowance at December 31, 1996, represented .80% of total loans, compared to .90% at June 30, 1996. The allowance at December 31, 1996 represented 70.86% of non-performing loans (non-performing assets less
OREO), compared to 49.71% at June 30, 1996. Analysis of allowance for loan losses at December 31, 1996:


            Balance at June 30,1996            $688,000
                                               --------
              Chargeoffs:
                 Commercial                           -
                 Real estate mortgage            (7,000)
                 Consumer                        (8,000)
                                               --------
                      Total                     (15,000)
                                               --------
              Recoveries
                 Commercial                           -
                 Real estate mortgage                 -
                 Consumer                             -
                      Total                           -

              Net chargeoffs                    (15,000)
                                               --------
              Provisions charged to income       37,000
                                               --------
            Balance at December 31, 1996       $710,000
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


RESULTS OF OPERATIONS

THREE MONTHS RESULTS

The Company's net income was $350,000 for the three months ended December 31, 1996, compared to net income of $238,000 for the three months ended December 31, 1995. The improvement was due primarily to increased net interest income and increased income from loan production office operations, primarily gains from sale of loans.

The Company's net interest income increased to $1,052,000 for the three months ended December 31, 1996, compared to $976,000 in the same period in the prior year. Interest on loans increased from $1,754,000 in the prior year, to $1,993,000 in the current year, while interest on investment securities and interest-bearing deposits declined from $274,000 in the prior year, to $132,000 in the current year. These changes reflect increased loan volume, funded by reductions in investment securities and interest bearing deposits. The higher yield on loans resulted in the net improvement of $98,000 in total interest income. Interest expense increased from $1,051,000 in the prior year, to $1,073,000 in the current period, reflecting interest on increased Federal Home Loan Bank advances, offset in part by reduced interest on deposits due to lower deposit levels.

The Company provided $22,000 for loan losses in the current period, while no provision was made in the prior year. Net chargeoffs in the current period were $7,000.

The Company's other income increased to $233,000 in the current quarter, compared to $90,000 in the same quarter of the prior year. The increase is attributable to improved income from loan production office operations.

The Company's other expenses increased to $714,000 in the current period from $698,000 in the same period of the prior year. The increase was in salaries and benefits and occupancy, offset in part by reductions in various other expenses.

SIX MONTHS RESULTS

The Company's net income was $349,000 for the six months ended December 31, 1996, compared to net income of $518,000 for the six months ended December 31, 1995. The primary reason for this change was a charge to earnings of $553,000 to cover a special one-time assessment for deposit insurance by the F.D.I.C. to recapitalize the Savings Association Insurance Fund ("SAIF"). This assessment and charge are discussed more fully in the notes to the accompanying financial statements. Without regard to the after-tax effect of the charge of $345,000, the Company earned $694,000 for the current period, compared to $518,000 in the same period in the prior year. The improvement was due primarily to increased net interest income and increased income from loan production office operations, primarily gains from sale of loans.

The Company's net interest income increased to $2,128,000 for the six months ended December 31, 1996, compared to $1,946,000 in the same period in the prior year. Interest on loans increased from $3,471,000 in the prior year, to $3,952,000 in the current year, while interest on investment securities and interest-bearing deposits declined from $589,000 in the prior year, to $260,000 in the current year. These changes reflect increased loan volume, funded by reductions in investment securities and interest-bearing deposits. The higher yield on loans resulted in the net improvement of $153,000 in total interest income. Interest expense decreased from $2,114,000 in the prior year, to $2,085,000 in the current period, reflecting reduced interest on deposits due to lower deposit levels, offset in part by interest on increased Federal Home Loan Bank advances.

The Company provided $37,000 for loan losses in the current period, while no provision was made in the prior year. Net chargeoffs in the current period were $15,000.

The Company's other income increased to $399,000 in the current period, compared to $233,000 in the prior year. The increase is attributable to improved income from loan production office operations.

The Company's other expenses increased to $1,963,000 in the current period from $1,384,000 in the same period of the prior year. As discussed above, virtually all of this increase of $579,000 was due to the one-time SAIF assessment of $553,000. The nominal increase otherwise reflects cost containment measures undertaken by management.

                                    PART II

                               OTHER INFORMATION


Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         At the Annual Meeting of Shareholders held on October 17, 1996, the following were nominated and elected to serve three year terms as directors, expiring in 1999:
         James C. Owen, Jr. and Scott H. Searcy, Sr.

Item 5.  Other Information
         None

Item 6.  Exhibits and reports on Form 8-K
         None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GF BANCSHARES, INC
                                          (REGISTRANT)



                                       By: /s/ Arthur H. Hammond
                                           ------------------------------------
                                           Arthur H. Hammond, E.V.P./C.F.O.



                                       By: /s/ Ron J. Franklin
                                           ------------------------------------
                                           Ron J. Franklin, President/C.E.O.



Date:  February 14, 1997