Form 10QSB
period 1997-03-31
GF BANCSHARES INC
filed 1997-05-13
CIK 892792

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

       (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 1997

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

      For the transition period from ________________ to _______________.

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


                327 West Taylor Street, Griffin, Georgia 30223
                ----------------------------------------------
                   (Address of principal executive offices)
                                (770) 228-2786
                             ---------------------
                           Issuer's telephone number
                             (including area code)

        Securities registered under Section 12(b) of the Exchange Act:
                                                Name on each exchange
        Title of each class                     on which registered
        None                                    None
        ----                                    ----

        Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $1.00 Par Value
                        -------------------------------
                                Title of class


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

As of March 31, 1997, there were 946,730 shares of Common Stock issued and outstanding. The registrant's voting stock is not regularly and actively traded in any established market, and there are no regularly quoted bid and asked prices for the registrant's voting stock.

                                     INDEX


PART 1.   FINANCIAL INFORMATION                                             PAGE
          Item 1. Financial Statements (unaudited)

                  Consolidated Balance Sheets as of
                  March 31, 1997 and June 30, 1996                           3

                  Consolidated Statements of Income for the Three
                  Months and Nine Months Ended March 31,
                  1997 and 1996                                              4

                  Consolidated Statements of Cash Flows for the
                  Three Months and Nine Months Ended March 31,
                  1997 and 1996                                            5-6

                  Notes to Consolidated Financial Statements               7-10

          Item 2. Management's Discussion and Analysis of Interim
                  Financial Condition and Results of Operations
                  for the Three Months and Nine Months Ended
                  March 31, 1997, compared to the Three Months
                  and Nine Months Ended March 31, 1996                    11-14



PART II.  OTHER INFORMATION

          Schedules Omitted:
          All schedules, other than those indicated above,
          and below are omitted because of the absence of
          the conditions under which they are required or
          because the information is included in the
          financial statements or related notes.                            15

          Signature Page:                                                   17

Item 1.  Financial Statements



                                  GF BANCSHARES, INC.
                                     AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)

                                                                                  March 31,           June 30,
                                                                                    1997                1996
                                                                               --------------      ---------------
                    ASSETS
Cash and due from banks                                                             $738,623           $813,597
Interest-bearing deposits in other banks                                           2,664,172          5,002,348
Investment securities available for sale                                           3,372,137          3,265,107
Federal Home Loan Bank stock                                                         944,200            944,200
Loans held for sale                                                                3,717,119          4,767,777
Loans, net                                                                        81,954,829         75,836,457
Premises and equipment, net                                                        1,109,384          1,234,811
Real estate owned, net                                                               647,881            500,015
Accrued interest receivable                                                        1,264,854          1,215,952
Other assets                                                                         515,742            578,803
                                                                               --------------      --------------
          TOTAL ASSETS                                                           $96,928,942        $94,159,067
                                                                               ==============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits:
      Noninterest-bearing demand                                                  $1,614,501         $1,315,932
      Interest-bearing demand and money market                                    17,366,473         19,237,672
      Savings                                                                      3,631,370          3,887,485
      Time                                                                        55,799,839         54,048,892
                                                                               --------------      --------------
         Total Deposits                                                           78,412,184         78,489,981

Federal Home Loan Bank advances                                                    4,604,167          1,250,000
Unremitted funds from borrowers for taxes and insurance                               43,254            281,677
Unremitted funds on loans serviced for others                                        583,561            575,235
Accrued interest payable                                                             303,625            297,379
Other liabilities                                                                    444,389            538,503
                                                                               --------------      --------------
          TOTAL LIABILITIES                                                       84,391,180         81,432,775
                                                                               --------------      --------------
STOCKHOLDERS' EQUITY
Preferred stock, 2,000,000 shares authorized, none issued and
      outstanding                                                                          0                  0
Common stock, par value $1.00; 8,000,000 shares authorized,
   946,730 and 895,946 shares issued and outstanding                                 946,730            895,946
Surplus                                                                            7,131,579          6,385,508
Retained earnings                                                                  4,446,989          5,438,940
Unrealized gains (losses) on investment securities available for sale                 12,464              5,898
                                                                               --------------      --------------
      TOTAL STOCKHOLDERS' EQUITY                                                  12,537,761         12,726,292
                                                                               --------------      --------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $96,928,942        $94,159,067
                                                                               ==============      ==============

The accompanying notes are an integral part of these consolidated financial statements.

                              GF BANCSHARES, INC.
                                AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                 For the three months               For the nine months
                                                                 ended March 31,                    ended March 31,
                                                                 ---------------                    ---------------
                                                                       1997          1996                 1997         1996
                                                                       ----          ----                 ----         ----
INTEREST INCOME
  Loans, including fees                                          $1,981,693    $1,767,596           $5,933,961   $5,238,689
  Investment securities                                              66,256        86,721              198,962      383,889
  Interest-bearing deposits in other banks                           50,908       134,097              178,633      426,277
                                                                 ----------    ----------           ----------   ----------

     TOTAL INTEREST INCOME                                        2,098,857     1,988,414            6,311,556    6,048,855
                                                                 ----------    ----------           ----------   ----------
INTEREST EXPENSE
  Interest-bearing demand and money market deposits                 126,949       134,090              402,067      389,779
  Savings deposits                                                   26,878        29,619               83,416       89,233
  Time deposits                                                     808,239       833,701            2,400,378    2,632,387
   Federal Home Loan Bank advances                                   80,110             0              240,862            0
                                                                 ----------    ----------           ----------   ----------

     TOTAL INTEREST EXPENSE                                       1,042,176       997,410            3,126,723    3,111,399
                                                                 ----------    ----------           ----------   ----------

     NET INTEREST INCOME                                          1,056,681       991,004            3,184,833    2,937,456

PROVISION FOR LOAN LOSSES                                            15,000         9,550               52,000        9,550
                                                                 ----------    ----------           ----------   ----------

     NET INTEREST INCOME AFTER PROVISION FOR                      1,041,681       981,454            3,132,833    2,927,906
       LOAN LOSSES                                               ----------    ----------           ----------   ----------

OTHER INCOME
  Service charges and fees                                          108,060       115,792              331,035      347,030
  Gain (Loss) on loan production office operations                  (48,031)      (62,936)             104,737      (92,317)
  Other income                                                       10,404        11,307               33,211       42,021
                                                                 ----------    ----------           ----------   ----------

    TOTAL OTHER INCOME                                               70,433        64,163              468,983      296,734
                                                                 ----------    ----------           ----------   ----------

OTHER EXPENSE
  Salaries and employee benefits                                    384,887       399,684            1,133,833    1,138,819
  Net occupancy expense                                              82,395        67,814              246,858      217,497
  Other expense                                                     227,301       267,332            1,277,721      762,911
                                                                  ----------    ----------           ----------   ----------

    TOTAL OTHER EXPENSE                                             694,583       734,830            2,658,412    2,119,227
                                                                  ----------    ----------           ----------   ----------

   INCOME BEFORE INCOME TAXES                                       417,531       310,787              943,404    1,105,413

INCOME TAX EXPENSE                                                  141,800       114,300              318,100      390,346
                                                                  ----------    ----------           ----------   ----------

      NET INCOME                                                   $275,731      $196,487             $625,304     $715,067
                                                                  ==========    ==========           ==========   ==========

EARNINGS PER SHARE                                                    $0.28         $0.20                $0.64        $0.74
                                                                  ==========    ==========           ==========   ==========
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                               975,833       969,290              974,180      967,946
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



                                                        GF BANCSHARES, INC.
                                                          AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)


                                                                          For the three months       For the nine months
                                                                          ended March 31,            ended March 31,
                                                                          ----------------           ----------------
                                                                             1997           1996           1997           1996
                                                                             ----           ----           ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                                $275,731       $196,487       $625,304       $715,067

   Adjustments to reconcile net income to net cash provided (used) by operating activities:
         Depreciation                                                          49,982         69,239        176,550        231,876
         Provision for loan losses                                             15,000          9,550         52,000          9,550
         (Increase) decrease in mortgage loans held for sale                2,498,694         82,828      1,050,658         35,049
         Decrease in other assets                                             (40,125)      (476,897)        63,061       (473,718)
         (Increase) Decrease in interest receivable                           (96,829)      (226,187)       (48,902)       (70,613)
         Decrease in interest payable                                          23,905         (7,046)         6,246        (35,371)
         Increase (Decrease) in unremitted funds on loans
            serviced for others                                               (27,449)        60,640          8,326        (66,424)
         Decrease in other liabilities                                        (58,693)      (256,521)       (94,114)        56,202
                                                                          ------------   ------------   ------------   ------------
            NET CASH PROVIDED BY OPERATING
                ACTIVITIES                                                  2,640,216       (547,907)     1,839,129        401,618
                                                                          ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease in interest-bearing time deposits in other banks                        0      1,500,000              0      5,500,000
   (Increase) Decrease in investment securities available for sale             27,566              0       (107,030)    (1,500,000)
   Proceeds from maturities of investment securities available for sale         2,898      2,499,997         31,226      2,499,997
   Proceeds from sales of investment securities available for sale                  0              0              0              0
   Proceeds from maturities of investment securities held to maturity               0              0              0      2,500,000
   Net increase in loans                                                     (216,332)    (1,387,717)    (6,338,820)    (4,616,726)
   Purchases of premises and equipment                                        (19,808)       326,333        (55,200)       237,984
                                                                          ------------   ------------   ------------   ------------
            NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                 (205,676)     2,938,613     (6,469,824)     4,621,255
                                                                          ------------   ------------   ------------   ------------








                                  (Continued)







The accompanying notes are an integral part of these consolidated financial statements.

                              GF BANCSHARES, INC.
                                AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS, (Continued)
                                  (Unaudited)

                                                                                 For the three months
                                                                                 ended March 31,
                                                                                 --------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                1997               1996
                                                                                    ----               ----
   Net increase (decrease) in demand, money market and savings accounts          ($1,035,089)        ($246,173)
   Net increase (decrease) in time deposits                                        1,449,357        (2,602,894)
   Increase (Decrease) in FHLB Advances                                           (1,545,833)                0
   Net increase (decrease) in unremitted funds for taxes and insurance                  (569)          180,162
   Proceeds from exercise of stock options                                                 0                 0
   Cash dividends paid                                                              (142,009)         (179,189)
                                                                                 ------------       -----------
            NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                      (1,274,143)       (2,848,094)
                                                                                 ------------       -----------
NET (INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS                               1,160,397          (457,388)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   2,242,398         7,584,382
                                                                                 ------------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $3,402,795        $7,126,994
                                                                                 ============       ===========
SUPPLEMENTAL DISCLOSURES OF CASH PAID:
   Interest                                                                       $1,042,175          $999,410
                                                                                 ============       ===========
   Income taxes                                                                     $163,000          $209,854
                                                                                 ============       ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
   Acquisition of real estate in settlement of loans                                      $0           $73,971
                                                                                 ============       ===========
   Transfer of investment securities to available for sale                                $0                $0
                                                                                 ============       ===========

                                                                                 For the nine months
                                                                                 ended March 31,
                                                                                 -------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                1997               1996
                                                                                    ----               ----
   Net increase (decrease) in demand, money market and savings accounts          ($1,828,745)         $530,709
   Net increase (decrease) in time deposits                                        1,750,947        (4,573,330)
   Increase (Decrease) in FHLB Advances                                            3,354,167                 0
   Net increase (decrease) in unremitted funds for taxes and insurance              (238,423)           45,634
   Proceeds from exercise of stock options                                            34,421            27,093
   Cash dividends paid                                                              (854,822)         (764,639)
                                                                                 ------------       -----------
            NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                       2,217,545        (4,734,533)
                                                                                 ------------       -----------
NET (INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS                              (2,413,150)          288,340
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   5,815,945         6,838,654
                                                                                 ------------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $3,402,795        $7,126,994
                                                                                 ============       ===========
SUPPLEMENTAL DISCLOSURES OF CASH PAID:
   Interest                                                                       $3,126,723        $3,113,399
                                                                                 ============       ===========
   Income taxes                                                                     $407,500          $485,900
                                                                                 ============       ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
   Acquisition of real estate in settlement of loans                                $193,139          $181,646
                                                                                 ============       ===========
   Transfer of investment securities to available for sale                                $0        $2,513,838
                                                                                 ============       ===========



The accompanying notes are an integral part of these consolidated financial statements.

                              GF BANCSHARES, INC.
                                AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in GF Bancshares, Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

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

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. This statement supersedes APB Opinion 15, "Earnings Per Share" and simplifies earnings per share computations by replacing Primary EPS with Basic EPS, which shows no effect from dilutive securities. Entities with complex capital structures will have to show Diluted EPS, which is similar to the fully
- diluted EPS computation under APB 15. The adoption of SFAS 128 is not expected to have a significant impact on the financial condition or results of operations of the Company.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 129 (SFAS 129), "Disclosure of Information About Capital Structure." SFAS 129 is effective for financial statements issued for periods ending after December 15, 1997. This statement consolidates existing disclosure requirements on capital structure. The adoption of SFAS 129 is not expected to have a significant impact on the financial condition or results of operations of the Company.

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

In September of 1996, President Clinton signed into law a bill which provides for the ultimate merger of the Savings Association Insurance Fund ("SAIF") into the larger and fully capitalized Bank Insurance Fund ("BIF"). This legislation requires the Company and all other depository institutions having SAIF-insured deposits to pay a one-time assessment to recapitalize the SAIF, which had become undercapitalized due to claims against the fund. The obligations to pay the special assessment became fixed on September 30, 1996 and were paid on November 27, 1996. On September 30, 1996, the Company recorded a charge to earnings in the amount of $552,850 to provide for this obligation. This charge is therefore reflected in the Financial Statements, to which these notes are attached, and had a negative effect on earnings for the nine months ended March 31, 1997.
The deposit insurance expense recorded for the nine months ended March 31, 1997 was $658,221, reflecting the one-time assessment, and the reccurring premium expense of $105,371. However, the legislation also provides for a reduction in the recurring insurance premiums on SAIF-insured deposits following the recapitalization. Based on its risk category, the Company anticipates a significant reduction in its recurring deposit insurance expense in the future.

NOTE F

Supplemental Financial Data
Components of other expense in excess of 1% of total income are as follows:


      FDIC insurance premiums                       $658,221
      Data Processing                               $164,688
      Telephone & Telegraph                         $103,047
      Stationery, printing & supplies               $ 71,914
      Other Taxes                                   $ 67,941


Item 2. Management's Discussion and Analysis of Interim Financial Condition and Results of Operations for the Three Months and Nine Months Ended March 31, 1997, compared to the Three Months and Nine Months Ended March 31, 1996


INTERIM FINANCIAL CONDITION

GF Bancshares, Inc. (the "Company"), reported total assets of $96,929,000 as of March 31, 1997, compared to $94,159,000 at June 30, 1996. The most significant change in the composition of the assets was an increase in net loans from $75,836,000 to $81,955,000. The increase was primarily in the area of construction loans and commercial loans. Loans held for sale decreased from $4,768,000 at June 30, 1996, to $3,717,000 at March 31, 1997. The increase in net loans was funded from a reduction in overnight investments, which declined from $5,002,000 to $2,664,000, and from an increase in borrowings from the Federal Home Loan Bank, up from $1,250,000 to $4,604,000. Deposits decreased slightly from $78,490,000 at June 30, 1996, to $78,412,000 at March 31, 1997.

A result of the loan growth experienced from June 30, 1996, to March 31, 1997, coupled with the lack of deposit growth, was an increase in the bank's loan (including loans held for sale) to deposit ratio, from 103% to 109%. Management has embarked on a course to reverse this trend through controlled loan growth and emphasis on deposit growth. The Company's liquid assets as a percentage of deposits were 6.49% at March 31, 1997, down from 8.34% at June 30, 1996. Management analyzes projected loan fundings and payoffs, deposit trends, and other market conditions as they relate to levels of cash, liquid investments, and the funding line the Company has available from the Federal Home Loan Bank ("FHLB"). As of March 31, 1997, the Company had drawn $4,604,000 against the FHLB line, of an available $20,000,000. Based on this analysis, Management believes that the Company has adequate liquidity to meet its short-term operating requirements. However, no assurances are given in this regard.

The Company measures its capital adequacy against three standards: 1) tangible capital, expressed as a percentage of adjusted total assets, of at least 1.5%;
2) core capital, expressed as a percentage of adjusted total assets, of at least 3.0%, and: 3) risk-based capital, expressed as a percentage of risk-weighted assets, of at least 8.0%. As of March 31, 1997, the Company's capital positions were as follows:


                        Minimum
                        Capital    Regulatory     Excess
                      Requirement    Capital      Capital    Ratio
Tangible Capital       $1,454,000  $10,795,000  $9,341,000   11.14%
Core Capital           $2,907,000  $10,795,000  $7,888,000   11.14%
Risk-based Capital     $5,961,000  $11,332,000  $5,371,000   15.21%

Non-performing assets declined to 2.06% of total loans and real estate acquired through foreclosure ("OREO") at March 31, 1997, compared to 2.45% at June 30, 1996:

                                          March 31, 1997   June 30, 1996
                                        --------------------------------
Nonaccrual loans                             $   431,000     $   227,000
Loans 90 days past due                              -            451,000
Restructured loans                               691,000         706,000
OREO                                             652,000         500,000
                                                 -------         -------
       Total non-performing assets (A)       $ 1,774,000     $ 1,884,000

       Total loans (gross) and OREO (B)      $86,324,000     $77,024,000
       A/B                                         2.06%           2.45%

The allowance for loan losses at March 31, 1997 was $725,000, compared to $688,000 at June 30, 1996. The allowance at March 31, 1997, represented .84% of total loans, compared to .90% at June 30, 1996. The allowance at March 31, 1997 represented 64.62% of non-performing loans (non-performing assets less OREO), compared to 49.71% at June 30, 1996. Analysis of allowance for loan losses at March 31, 1997:

                Balance at June 30,1996            $688,000
                                                   --------

                 Chargeoffs:
                     Commercial                        -
                     Real estate mortgage            (7,000)
                     Consumer                        (8,000)
                                                   --------
                          Total                     (15,000)
                                                   --------

                 Recoveries
                     Commercial                        -
                     Real estate mortgage              -
                     Consumer                          -
                          Total                        -

                 Net chargeoffs                    (15,000)
                                                  --------

                 Provisions charged to income       52,000
                                                  --------

               Balance at March 31, 1997          $725,000
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



RESULTS OF OPERATIONS

Three Months Results

The Company's net income was $275,000 for the three months ended March 31, 1997, compared to net income of $196,000 for the three months ended March 31, 1996. The improvement was due primarily to increased net interest income, reduced loss from loan production office operations and reduced operating expense.

The Company's net interest income increased to $1,057,000 for the three months ended March 31, 1997, compared to $991,000 in the same period in the prior year. Interest on loans increased from $1,768,000 in the prior year, to $1,982,000 in the current year, while interest on investment securities and interest-bearing deposits declined from $221,000 in the prior year, to $117,000 in the current year. These changes reflect increased loan volume, funded by reductions in investment securities and interest bearing deposits. The higher yield on loans resulted in the net improvement of $111,000 in total interest income. Interest expense increased from $997,000 in the prior year, to $1,042,000 in the current period, reflecting interest on increased Federal Home Loan Bank advances, offset in part by reduced interest on deposits.

The Company provided $15,000 for loan losses in the current period, compared to a provision of $10,000 in the prior year. There were no net chargeoffs in the current period.

The Company's other income increased to $70,000 in the current quarter, compared to $64,000 in the same quarter of the prior year. The increase is attributable to improved results from loan production office operations.

The Company's other expenses decreased to $695,000 in the current period from $735,000 in the same period of the prior year. The decrease was in salaries and benefits and other expenses, offset in part by increased occupancy cost.

Nine Months Results

The Company's net income was $625,000 for the nine months ended March 31, 1997, compared to net income of $715,000 for the nine months ended March 31, 1996.
The primary reason for this change was a charge to earnings of $553,000 to cover a special one-time assessment for deposit insurance by the F.D.I.C. to recapitalize the Savings Association Insurance Fund ("SAIF"). This assessment and charge are discussed more fully in the notes to the accompanying financial statements. Without regard to the after-tax effect of the charge of $345,000, the Company earned $970,000 for the current period, compared to $715,000 in the same period in the prior year. The improvement was due primarily to increased net interest income and increased income from loan production office operations, primarily gains from sale of loans.

The Company's net interest income increased to $3,185,000 for the nine months ended March 31, 1997, compared to $2,937,000 in the same period in the prior year. Interest on loans increased from $5,239,000 in the prior year, to $5,934,000 in the current year, while interest on investment securities and interest-bearing deposits declined from $810,000 in the prior year, to $378,000 in the current year. These changes reflect increased loan volume, funded by reductions in investment securities and interest-bearing deposits. The higher yield on loans resulted in the net improvement of $263,000 in total interest income. Interest expense increased from $3,111,000 in the prior year, to $3,127,000 in the current period, reflecting interest on Federal Home Loan Bank advances in the current year, offset in part by reduced interest on deposits due to lower rates.

The Company provided $52,000 for loan losses in the current period, compared to $10,000 in the prior year. Net chargeoffs in the current period were $15,000.

The Company's other income increased to $469,000 in the current period, compared to $297,000 in the prior year. The increase is attributable to improved income from loan production office operations.

The Company's other expenses increased to $2,658,000 in the current period from $2,119,000 in the same period of the prior year. As discussed above, all of this increase of $539,000 was due to the one-time SAIF assessment of $553,000. The nominal decrease otherwise reflects cost containment measures undertaken by management.

                                    Part II

                               OTHER INFORMATION


Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and reports on Form 8-K
         Exhibit 11  Statement Re: Computation of Per Share
               Earnings attached.

                              GF BANCSHARES, INC.
                                 AND SUBSIDIARY
                                   EXHIBIT 11
                STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS


($ in thousands, except
        per share data)    For the Three Months Ended  For the Nine Months Ended
                                 3/31/97       3/31/96      3/31/97      3/31/96
                                 -------       -------      -------      -------

Net income used for
primary share amounts            $275          $196         $625         $715
                                 ----          ----         ----         ----

Weighted average of
common shares
outstanding                       947           941          945          939

Add common stock equivalents
determined using the "Treasury
Stock" method representing
shares issuable upon exercise
of director and employee
stock options using average
annual market price                29            28           29           28
                                   --            --           --           --

Weighted average number
of shares used in calculation
of primary earnings per share     976           969          974          967
                                  ---           ---          ---          ---

Primary earnings per share       $.28          $.20         $.64         $.74
                                 ----          ----         ----         ----


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       GF BANCSHARES, INC
                                           (REGISTRANT)



                              By:
                                  ----------------------------------
                                  Arthur H. Hammond, E.V.P./C.F.O.



                              By:
                                  ----------------------------------
                                  Ron J. Franklin, President/C.E.O.



Date:  May 14, 1997