Form 10KSB
period 1997-06-30
GF BANCSHARES INC
filed 1997-09-26
CIK 892792

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1997

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

Check whether Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.    Yes   X     No ____
              ----

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[_] Not Applicable

Issuer's revenues for its most recent fiscal year were $9,233,600.

The aggregate market value of the voting stock held by non-affiliates of Issuer at September 8, 1997 was $10,347,764 based on private trades at $17 per share, although there is no established trading market.

The number of shares outstanding of Issuer's class of common stock at September 8, 1997 was 989,122 shares of common stock.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format (Check one):  Yes ___   No  X
                                                                         ---

                               TABLE OF CONTENTS
                               -----------------

                                                                          Page
                                                                          ----
PART I
     ITEM 1.  DESCRIPTION OF BUSINESS......................................  1
     ITEM 2.  DESCRIPTION OF PROPERTIES.................................... 25
     ITEM 3.  LEGAL PROCEEDINGS............................................ 25
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS.......................................... 25

PART II
     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS....................................... 26
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                 PLAN OF OPERATIONS........................................ 26
     ITEM 7.  FINANCIAL STATEMENTS......................................... 32
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE.................... 33

PART III
     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                 CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                 OF THE EXCHANGE ACT....................................... 33
     ITEM 10. EXECUTIVE COMPENSATION....................................... 37
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT..................................... 41
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                 TRANSACTIONS.............................................. 43

PART IV
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K............................. 44

SIGNATURE

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

     The Company entered into an Agreement and Plan of Merger with Regions Financial Corporation ("Regions") dated as of May 29, 1997, whereby the Company would be acquired in exchange for common stock of Regions subject to the approvals of the stockholders of the Company, the Board of Governors of the Federal Reserve System, the Office of Thrift Supervision and other applicable federal and state regulatory authorities. Management anticipates a closing of the transaction during the fourth quarter of the 1997 calendar year.

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

     The Bank's primary service area is Griffin, Spalding County, Georgia. The Bank's business is primarily conducted through its main office in Griffin, Georgia. The Bank had five loan production offices in Fayetteville/Peachtree City, McDonough, Savannah, Stockbridge and Warner Robins, Georgia, which made construction loans, and residential loans for sale in the secondary market during the fiscal year ended June 30, 1997.

     The Bank had approximately $98 million in total assets, deposits of approximately $79 million, and a net worth of approximately $13 million at June 30, 1997. The Bank's income is primarily derived from interest and fees collected on loans and interest on investment securities and gains received on sales of loans. The principal expenses of the Bank are interest paid on deposits, interest paid on other borrowings by the Bank, employee compensation, office expenses, and other overhead expenses. The Bank offers a full range of banking services to individuals, professional and business customers in its primary service area.

     The Bank's loan portfolio, including loans held for sale, at June 30, 1997 totaled approximately $85 million, representing approximately 87% of its total assets. Such loan portfolio was comprised of approximately 95% construction and residential real estate loans, 3% consumer loans and 2% commercial loans. The Bank has primarily operated as a mortgage banker by selling most of its real estate mortgage production to other financial institutions. The Bank is an approved Veterans Administration and Federal Housing Administration lender and employs a direct endorsement underwriter on staff to facilitate the loan approval process for Federal Housing Administration loans. Such mortgage banking activities permit the Bank to generate fee income to supplement its traditional source of income, i.e., the interest margin between the interest earned on interest-earning assets (primarily loans) and the interest paid on interest-bearing liabilities (primarily savings and time certificates of deposit). The Bank does not retain the servicing of the majority of the mortgage loans sold in the secondary market.

LOAN PORTFOLIO
--------------

GENERAL

     The Company, through the Savings Bank, concentrates its lending activities on conventional first mortgage loans secured by residential property, and to a much lesser extent, commercial property. The Savings Bank requires that its mortgages carry insurance against fire and casualty losses in property value.
In the event such insurance lapses, the Savings Bank would pursue all remedies available to it to require the mortgagee to reinstitute coverage. The Savings Bank does not require title insurance, but instead depends upon the professional liability insurance of the person preparing the title.

     Regulatory changes in the thrift industry have expanded the Savings Bank's lending authority from making primarily long-term residential mortgage loans with fixed rates of interest and, to a lesser extent, multi-family and commercial real estate loans to making consumer loans and non-real estate commercial loans as well as developing a variety of mortgage instruments, particularly those providing for periodic interest rate adjustments. As a result of these additional lending powers and in an effort to reduce the maturity and increase the interest rate sensitivity of its assets, the Savings Bank continues to retain primarily adjustable rate loans. At June 30, 1997 adjustable rate mortgage loans represent approximately 71% of the Savings Bank's loan portfolio. The Savings Bank has expanded its lending to include a variety of consumer loans which are predominantly secured by residential real estate.

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

     All of the Savings Bank mortgage lending is subject to prescribed loan origination and underwriting procedures. Applicants submit detailed loan applications, and all large loans requires property valuations by approved appraisers. In addition, the Savings Bank's loan policy requires that loans be approved by senior management and all large loans be subject to final ratification of the Board of Directors.

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

CONSUMER LOANS

     Federal regulations permit federally chartered institutions, such as the Savings Bank, to make secured and unsecured consumer loans for up to 30% of the institution's assets. In addition, a federally chartered institution has lending authority above the 30% category for certain consumer loans, such as home equity loans, property improvement loans and deposit account secured loans.

     The Savings Bank makes various types of consumer loans which are predominantly secured by real estate. The consumer loan portfolio includes property or home improvement, education, automobile, and secured and unsecured personal loans.

FEE INCOME FROM LENDING ACTIVITIES
----------------------------------

     The Company, through the Savings Bank, generally charges loan origination fees (excluding fees for private insurance) for first mortgage loans secured by residential property or land. The Savings Bank also charges fees for builder's construction loans and home equity second mortgage loans. Original fees on commercial and multi-family residential property loans are negotiated, along with other loan terms, for each loan. Loan application fees and out-of-pocket costs of the Savings Bank in reviewing loan applications, such as appraisal or survey costs, are paid by the borrower. The Savings Bank believes its loan origination fees generally are competitive with those of other lenders in its market area.

     In addition to origination fees, the Savings Bank charges fees for late payments, changes of property ownership, and for miscellaneous services. Income realized from these activities can vary significantly with the volume and type of loans in the portfolio and in response to competitive factors.

INVESTMENTS
-----------

     The Savings Bank invests primarily in obligations of the United States, obligations guaranteed as to principal and interest by the United States, other taxable securities and certain obligations of states and municipalities. The Savings Bank also invests funds in time deposits in other banks and has an interest-bearing checking account with the Federal Home Loan Bank.

SOURCE OF FUNDS
---------------

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

DEPOSITS
--------

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

BORROWINGS
----------

     The Savings Bank's primary source of funding is deposits, as discussed above. However, during periods when the supply of lendable funds cannot meet the demand for such loans, the Federal Home Loan Bank ("FHLB") Systems seeks to provide a portion of the funds necessary through loans (advances) to its members. The FHLB of Atlanta has served as the Savings Bank's primary borrowing source. Advances may be on a secured or unsecured basis, depending on a number of factors, including the purpose for which the funds are being borrowed and existing advances outstanding.

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

ASSET/LIABILITY MANAGEMENT
--------------------------

     It is the Bank's objective to manage its assets and liabilities to provide a satisfactory and consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain Bank officers are responsible for developing and monitoring policies and procedure that ensure acceptable composition of the asset/liability mix. Management's overall philosophy is to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations, while providing adequate liquidity for the operation of the loan production function. Management seeks to invest the largest portion of the Bank's assets loans.

     The Bank's asset/liability mix is monitored regularly through a report reflecting interest-sensitive assets and interest-sensitive liabilities. The objective of this review is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in market interest rates on the Bank's earnings.

COMPETITION
-----------

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

EMPLOYEES
---------

     As of June 30, 1997, the Bank employed 86 full-time employees and 3 part-time employees. The Bank is not a party to any collective bargaining agreement, and management believes the Bank enjoys satisfactory relations with its employees.

SUPERVISION AND REGULATION
--------------------------

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

     Regulation of the Company
     -------------------------

     The Company is a savings and loan holding company subject to regulation, examination, supervision and reporting requirements of the Office of Thrift Supervision (the "OTS"). As a federally chartered savings association, the Bank is subject to extensive regulation by the OTS. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OTS periodically examines the Bank, and the Bank must file periodic reports with the OTS describing its activities and financial condition. The Bank is also subject to examination by the Federal Deposit Insurance Corporation (the "FDIC") and must meet certain reserve requirements promulgated by the Federal Reserve Board (the "FRB"). This supervision and examination is intended primarily to determine compliance with various regulatory requirements and for the protection of depositors.

     A savings and loan holding company is required by the Home Owners' Loan Act ("HOLA") to obtain approval from the OTS prior to acquiring, directly or indirectly, ownership of more than 5% of the voting stock or control of any savings association or savings and loan holding company.

Savings and loan holding companies are permitted to engage in activities directly, or indirectly through non-financial institution subsidiaries, unrelated to the savings association's business provided the holding company controls only one savings association and provided that its savings association subsidiary meets the requirements to qualify as a qualified thrift lender (the "QTL Test").

     A savings and loan holding company which controls more than one savings association or whose savings association subsidiary fails to comply with the QTL Test is required to restrict its activities to those permitted for bank holding companies under the federal Bank Holding Company Act of 1956 and to register with the FRB as a bank holding company. Bank holding companies are generally prohibited from engaging in any businesses that are not determined by the FRB to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. Furthermore, the savings association subsidiary which fails to comply with the QTL Test is required to restrict its activities.

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

     The Company is also a bank holding company within the meaning of the Georgia Bank Holding Company Act, which provides that, without the prior approval of the Georgia Department of Banking and Finance (the "DBF"), it is unlawful for (i) any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank (which by definition includes a savings association), (ii) any bank holding company or subsidiary thereof, other than a bank, to acquire all or substantially all of the assets of a bank, or (iii) any bank holding company to merge or consolidate with any other bank holding company. It is also unlawful for any bank holding company to acquire direct or indirect ownership or control of 5% or more of the voting shares of a bank in Georgia unless such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date of application to the DBF for approval of such acquisition.

     The Company is an "affiliate" of the Bank within the meaning of HOLA, which makes the restrictions on transactions with affiliates of banks contained in Sections 23A and 23B of the Federal Reserve Act applicable to savings associations to the same extent as they would be if they were members of the Federal Reserve System. These sections of the Federal Reserve Act, among other things, impose restrictions on loans to the Company by the Bank and investments by the Bank in the securities of the Company and on the use of such securities as collateral for loans by the Bank to any borrower. The Company will also be subject to certain restrictions with respect to engaging in the business of issuing, underwriting and distributing securities.

     Regulation of the Bank
     ----------------------

     Office of Thrift Supervision.  Under HOLA and other federal statutes, the
     ----------------------------
OTS is the primary federal regulator of the Bank and all other federal and state-chartered savings associations whose deposits are insured by the FDIC. HOLA and regulations of the OTS regulate, among other things, the investment, operation and structure, accounts, accounting, capital, consumer compliance, community reinvestment, and transactions with affiliated interests of all such savings associations. The Bank is subject to periodic examinations by the OTS and files periodic reports of its operations with that agency.

     Federal Deposit Insurance Corporation.  The FDIC insures the deposits of
     -------------------------------------
the Bank up to the maximum amount provided by law. As a member of the FDIC's Savings Association Insurance Fund ("SAIF"), the Bank pays insurance premiums which are established by the Federal Deposit Insurance Act ("FDIA"), as amended by the Financial Institution Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). Under FDIA, the FDIC has authority to examine the operations of the Bank and, if necessary, to take action to assure that the Bank is operated in a manner consistent with the FDIA.

     Federal Home Loan Bank System.  The Bank is a member of the Federal Home
     -----------------------------
Loan Bank System, which consists of 12 regional Federal Home Loan Banks ("FHLB's"). The FHLB's provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of (i) 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 5% of its borrowings from the FHLB of Atlanta. At June 30, 1997 the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of approximately $944,000.

     Federal Reserve System.  Federal Reserve regulations require savings
     ----------------------
associations to maintain noninterest bearing reserves against their transaction accounts (primarily checking, money market demand and negotiable order of withdrawal accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the OTS. Savings associations also have authority to borrow from the Federal Reserve Bank "discount window," but FRB regulations require savings associations to exhaust all FHLB sources before borrowing from the Federal Reserve Bank.

     Investment Limitations.  The HOLA and federal regulations limit the
     ----------------------
investment authority of federal savings associations and limit the aggregate amount of a savings association's direct investment in real estate, equity securities, service corporations and operating subsidiaries. Investment loans to one borrower in any one real estate project may not exceed an amount equal to 2% of the savings association's assets.

     Liquidity Requirements.  Savings associations are required to maintain
     ----------------------
average daily balances of liquid assets sufficient to meet the institution's foreseeable cash needs. Specifically, a savings association must maintain liquid assets (consisting of cash, certain time deposits, bankers acceptances, highly rated corporate debt and commercial paper, securities and certain mutual funds, and specific U.S. government, state or federal agency obligations) of not less than 5% of the total amount of the savings association's net withdrawable savings deposits plus short-term borrowings, and to maintain average daily balances of short-term liquid assets of not less than 1% of such total amount. The liquidity of the Bank at June 30, 1997 was 5.65% which exceeded the then applicable 5% liquidity requirement.

     FIRREA.  The Financial Institutions Reform, Recovery, and Enforcement Act
     ------
of 1989 ("FIRREA") was enacted on August 9, 1989. FIRREA changed the way the thrift industry operates. The changes described below resulting from FIRREA have not had a material adverse effect on the Bank's financial condition and results of operations. Management believes that FIRREA's ultimate effect will be to strengthen the industry and re-establish investor and depositor confidence in institutions that operate under the more stringent regulatory structure.

     Capital Requirements.  The capital standards applicable to savings
     --------------------
associations consist of three components: (i) a leverage ratio requirement; (ii) a tangible capital requirement; and (iii) a risk-based capital requirement. The leverage ratio requirement requires a savings association to maintain "core capital" of not less than 3% of adjusted total assets. "Core capital" generally includes common stockholders' equity, noncumulative perpetual preferred stock and related surplus, nonwithdrawable accounts, and minority interests in fully-consolidated subsidiaries, less (i) investments in certain "non-includable" subsidiaries (as determined by regulation) and (ii) certain intangible assets (except for mortgage servicing rights and purchased credit card relationships).

     The tangible capital requirement requires a savings association to maintain "tangible capital" in an amount not less than 1.5% of adjusted total assets. "Tangible capital" means core capital less any intangible assets (except for mortgage servicing rights and purchased credit card relationships).

     The risk-based capital requirement require savings associations to maintain a ratio of total capital to total risk-weighted assets of not less than 8%. Total capital, for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary capital, which includes cumulative preferred stock, mandatory convertible securities, subordinated debt, and the allowance for loan and lease losses of up to 1.25% of total risk-weighted assets. In determining total risk-weighted assets for purposes of the risk-based capital requirements, (i) each off-balance sheet item must be converted to an on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the item); (ii) the credit equivalent amount of each off-balance sheet item and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 100% (depending on the nature of the item); and (iii) the resulting amounts are added together and constitute total risk-weighted assets.

     In addition, the OTS requires institutions with an above-normal degree of interest rate risk to maintain an additional amount of capital. The test of above-normal is determined by postulating a 200 basis point shift (increase or decrease) in interest rates and determining the effect on the market value of an institution's portfolio equity. If the decline is less than 2%, no addition to risk-based capital is required (i.e., an institution has only a normal degree of interest rate risk). If the decline is greater than 2%, the institution must add additional capital equal to one-half the difference between its measured interest rate risk and 2% multiplied by the market value of its assets.

     Management believes that the Bank was in compliance with regulatory capital requirements at June 30, 1997. The following table presents the regulatory capital positions of the Bank at June 30, 1997.

                                    Current Minimum
                         Amount     Requirement        Excess
Tangible Capital      $11,056,000      $1,964,000    $9,092,000
Core Capital          $11,056,000      $3,927,000    $7,129,000
Risk-Based Capital    $11,608,000      $5,959,000    $5,649,000

PROMPT CORRECTIVE ACTION

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective December 19, 1992, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Under the OTS final rule implementing the prompt corrective action provisions, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio (core or leverage capital to risk-weighted assets) of 6.0% or more, has a leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risked-based ratio of 4.0% or more and a leverage capital ratio of 4.0% or more and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0%, (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leveraged capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). The Bank has been classified as a "well capitalized" institution.

     Qualified Thrift Lender Test. Unless a savings association qualifies as a
     ----------------------------
Qualified Thrift Lender, its borrowings from a FHLB may be restricted, and it may be subject to other operating limitations. To satisfy the QTL Test, an institution must maintain at least 65% of its assets in "Qualified Thrift Investments," which under the regulations consist of (i) loans made to purchase, refinance, construct, improve or repair domestic residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or representing an interest in mortgages on domestic, residential, or manufactured housing, and
(iv) obligations issued by federal deposit insurance agencies. Subject to a 15% of assets limitation, "Qualified Thrift Investments" may also include consumer loans, investments in certain subsidiaries, loans for construction of schools, churches, nursing homes and hospitals, and 200% of investments in loans for low-to-moderate income housing and certain other community oriented investments.

     In September 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Economic Growth Act of 1996") was signed into law and contained provisions which significantly affected the QTL Test. The Economic Growth Act of 1996 liberalized the QTL Test for savings associations by permitting them to satisfy a similar, but different, 60% asset test under the Internal Revenue Code. Alternatively, savings associations may meet the QTL Test by satisfying a more liberal 65% asset test that allows an institution to include small business, credit card and education loans as qualified investments for purposes of the test. Furthermore, consumer loans now count as qualified thrift investments up to 20% of portfolio assets. At June 30, 1997, approximately 88% of the Bank's assets were invested in Qualified Thrift Investments, as currently defined.

     Insurance of Accounts. Deposits at the Bank are insured to a maximum of
     ---------------------
$100,000 for each insured depositor by the FDIC. The FDIC has the authority to suspend or terminate insurance of deposits upon the finding that the institution has engaged in unsafe or unsound practices, is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. If insurance of accounts is terminated by the FDIC, the deposits in the institution will continue to be insured by the FDIC for a period of two years following the date of termination. The FDIC requires an annual audit by independent accountants and also periodically makes its own examinations of insured institutions. The management of the Bank is unaware of any practice, condition or violation that might lead to termination of its deposit insurance.

     As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured members. FDICIA directed the FDIC to establish a risk-based premium system under which each premium assessed against the Bank would generally depend upon the amount of the Bank's deposits and the risk that it poses to the SAIF. The FDIC was further directed to set semiannual assessments for insured depository institutions to maintain the reserve ratio of the SAIF at 1.25% of estimated insured deposits. The FDIC may designate a higher reserve ratio if it determines there is a significant risk of substantial future loss to the SAIF. Under the FDIC's risk-related insurance regulations, an institution is classified according to capital and supervisory factors. Institutions are assigned to one of three capital groups: well capitalized, adequately capitalized or undercapitalized. Within each capital group, institutions are assigned to one of three supervisory subgroups. There are nine combinations of groups and subgroups (or assessment risk classifications) to which varying assessment rates are applicable. The rate assessed for SAIF insured deposits range from $.23 per $100 of domestic deposits to $.31 per $100 of domestic deposits. The Bank's federal deposit insurance expenses for the fiscal year ended June 30, 1997 amounted to $118,256.

     On September 30, 1996, the President signed the Deposit Insurance Funds Act of 1996 ("DIFA") which was part of the omnibus spending bill enacted by Congress at the end of its 1996 session. DIFA mandated that the FDIC impose a one-time special assessment on the SAIF-assessable deposits of each insured depository institution at a rate applicable to all such institutions that the FDIC determined would cause the SAIF to achieve its designated reserve ratio of 1.25% as of October 1, 1996. The assessment was based on the amount of SAIF-insured deposits owned by each institution as of March 31, 1995, the record date established in the original drafts of the legislation. DIFA allowed the FDIC to exempt any insured institution that it determined to be weak from paying the special assessment if the FDIC determined that the exemption would reduce the risk to the SAIF. DIFA provides that the FDIC may not set semi-annual assessments with respect to SAIF or BIF in excess of the amount needed to maintain the 1.25% designated reserve ratio or, if the reserve ratio is less than the designated reserve ratio, to increase the reserve ratio to the designated reserve ratio. On October 10, 1996, the FDIC adopted a Final Rule governing the payment of the SAIF special assessment. The FDIC imposed a special assessment in the amount of 65.7 basis points. The SAIF special assessment was due by November 27, 1996. The Bank's portion of this special assessment amounted to $552,850.

     In addition, DIFA mandates the merger of the SAIF and BIF, effective January 1, 1999, but only if no insured depository institution is a savings association on that date. The combined deposit insurance fund would be called the "deposit insurance fund" or "DIF."

     Tax Returns. The Bank has filed all required state and federal tax returns
     -----------
since its opening. The Bank's federal tax returns have not been audited by the Internal Revenue Service.

     Loans To One Borrower. All savings associations are subject to the same
     ---------------------
restrictions as national banks for loans to one borrower with certain exceptions. Basically, the limitation states that loans and extensions of credit to any one borrower which are not fully secured cannot exceed 15% of the unimpaired capital and unimpaired surplus of the institution. Additional loans and extensions of credit to one borrower fully secured by readily marketable collateral cannot exceed 10% of the institution's unimpaired capital and unimpaired surplus. The OTS has defined "unimpaired capital and unimpaired surplus" for thrifts to include:

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

     Loans To Insiders.  Extensions of credit and loans to executive officers,
     -----------------
directors, and shareholders who hold 10% or more of the institution's outstanding capital stock are limited by the Federal Reserve Act. The director of OTS also can impose additional restrictions on these extensions. Loans to any executive officer, director and 10% or more shareholder or their related interests are also subject to the limits on loans to one borrower. The loans to insiders must be at market rates and terms. If the Bank violates any provisions governing transactions with affiliates and loans to insiders, it may be subject to Section 8 of the Federal Deposit Insurance Act, which deals with removal of deposit insurance.

     Lending Guidelines.  Effective March 19, 1993, all financial institutions
     ------------------
were required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the federal banking agencies, including the OTS and FDIC, in December 1992 ("Guidelines"). The Guidelines set forth, pursuant to the mandates of FDICIA, uniform regulations prescribing standards for real estate lending. Real estate lending is defined as the extension of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

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

     Transactions With Affiliates.  Generally, restrictions on transactions
     ----------------------------
with affiliates require that transactions between a savings association or its subsidiaries and its affiliates be on terms as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain of these transactions are restricted to an aggregate percentage of the Bank's capital; collateral in specified amounts must usually be provided by affiliates to receive loans from the Bank. Affiliates of the Bank include the Company and any company which would be under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate which is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

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

     Legislation has been introduced that would eliminate the federal savings association charter. If such legislation is enacted, the Bank would be required to convert its federal savings bank charter to either a national bank charter or to a state depository institution charter. Various legislative proposals also may result in the restructuring of federal regulatory oversight, including, for example, consolidation of the OTS into another agency, or creation of a new federal banking agency to replace the various agencies which presently exist.

     The effect of this recent legislation and any other such legislation on the business of the Bank cannot be accurately predicted. The Bank cannot predict legislation that might be enacted or what other implementing regulations might be adopted and, if enacted or adopted, the effect thereof.

                       SELECTED STATISTICAL INFORMATION

The following statistical information is provided for GF Bancshares, Inc. for the years ended June 30, 1997 and 1996. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report.

AVERAGE BALANCES AND NET INCOME ANALYSIS

The following tables set forth the amount of the Company's interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

AVERAGE BALANCES. The condensed average balance sheets for the years indicated are presented below.

                                                                   June 30,
                                                              1997          1996
                                                              ----          ----
                                                             (Dollars in Thousands)
Assets
------
Interest-bearing deposits in banks                          $ 4,361         11,722
Taxable investment securities                                 3,019          3,700
Nontaxable investment securities                                952            883
Loans/1/                                                     86,009         75,403
                                                            -------        -------
Total interest-earning assets                                94,341         91,708
Cash and due from banks                                         551            539
Other assets                                                  1,935          1,258
                                                            -------        -------

                                                            $96,827        $93,505
                                                            =======        =======

Liabilities and Shareholders' Equity
------------------------------------
Interest-bearing deposits:
  Interest-bearing demand                                   $18,484        $17,446
  Savings                                                     3,646          3,974
  Time                                                       54,353         56,812
                                                            -------        -------
   Total interest-bearing deposits                           76,483         78,232
Federal Home Loan Bank advances                                5477             21
                                                            -------        -------
Total interest-bearing liabilities                           81,960         78,253
Noninterest-bearing demand deposits                           1,251          1,240
Other liabilities                                               808          1,477
                                                            -------        -------
Total liabilities                                            84,019         80,970
Shareholders' equity                                         12,808         12,535
                                                            -------        -------
                                                            $96,827        $93,505
                                                            =======        =======

__________________________________
/1/  Average loans include nonaccrual loans.

INTEREST INCOME AND INTEREST EXPENSE

The following table sets forth the Company's interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                               Year Ended June 30,

                                                           1997                    1996
                                                           ----                    ----
                                                  Interest        Rate    Interest        Rate
                                                  --------        ----    --------        ----
                                                                (Dollars in Thousands)
Interest income

  Interest on loans/1/                             $7,809         9.08%     $6,960        9.23%

  Interest on taxable investments                     221         7.32         218        5.89

  Interest on nontaxable investments/2/                45         4.73          40        4.53


  Interest on deposits in banks                       224         5.14         667        5.69
                                                   ------                   ------

                                                    8,299         8.80%      7,885        8.60%
                                                   ------                   ------

Interest expense

  Interest on interest-bearing demand                 535         2.89%        531        3.04%

  Interest on savings                                 110         3.02         112        2.82

  Interest on time deposits                         3,222         5.86       3,435        6.05

  Interest on Federal Home Loan
     Bank advances                                    313         5.73           1        7.39
                                                   ------                   ------

                                                    4,180         5.08%      4,079        5.21%
                                                   ------                   ------

     Net interest income                           $4,119                   $3,806
                                                   ------                   ------

Net interest spread                                               3.72%                   3.39%
                                                                  ----                    ----

Net yield on average interest-earning assets                      4.37%                   4.15%
                                                                  ----                    ----

_______________________________
/1/ Includes loan fees of $309 and $145, for 1997 and 1996 respectively. /2/ Yields were not computed on a tax equivalent basis.

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

                                                            Year Ended June 30,
                                                         1997 vs. 1996

                                                    Increase                 Change Due to
                                                   (Decrease)            Rate             Volume
                                                   ----------            ----             ------
Interest income
  Interest and fees on loans                            $ 849           $(129)             $ 978
  Interest on taxable investments                           3              43                (40)
  Interest on nontaxable investments                        5               2                  3
  Interest on deposits in banks                          (443)            (24)              (419)
                                                        -----           -----              -----
                                                          414            (108)               522
                                                        -----           -----              -----

Interest expense
  Interest on interest-bearing demand                       4             (28)                32
  Interest on savings                                      (2)              7                 (9)
  Interest on time deposits                              (230)           (104)              (126)
  Interest on Federal Home Loan Bank advances             313             (90)                03
                                                        -----           -----              -----
                                                           85            (215)               300
                                                        -----           -----              -----
      Net interest income                               $ 329           $ 107              $ 222
                                                        =====           =====              =====

                                                             Year Ended June 30,
                                                               1996 vs. 1995
                                                           (Dollars in Thousands)

                                                    Increase             Change Due to
                                                   (Decrease)       Rate           Volume
                                                   ----------       ----           ------
Interest income
  Interest and fees on loans                            $ 973       $332            $ 641
  Interest on taxable investments                         (47)       (12)             (35)
  Interest on nontaxable investments                        2          2                -
  Interest on deposits in banks                          (353)        (7)            (346)
                                                        -----       ----            -----
                                                          575        315              260
                                                        -----       ----            -----

Interest expense
  Interest on interest-bearing demand                     (74)       (17)             (57)
  Interest on savings                                     (11)        (7)              (4)
  Interest on time deposits                               497        432               65
  Interest on Federal Home Loan Bank advances               1          -                1
                                                        -----       ----            -----
                                                          413        408                5
                                                        -----       ----            -----
      Net interest income                               $ 162       $(93)           $ 255
                                                        =====       ====            =====

ASSET/LIABILITY MANAGEMENT. The following table sets forth the distribution of the repricing of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 1997, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.


                                                             After
                                                             Three          After One
                                                             Months         Year But
                                               Within         But            Within       After
                                               Three         Within           Five        Five
                                               Months       One Year         Years        Years        Total
                                               ------       --------         -----        -----        -----
                                                         (Dollars in Thousands)
Earning Assets:
   Investment securities                      $     0       $ 1,517        $   566       $   844     $ 2,927
   Interest-bearing deposits in banks           5,170             -              -             -       5,170
   Loans, net                                  28,385        25,495         16,798        11,534      82,212
                                              -------       -------        -------       -------     -------
                                               33,555        27,012         17,364        12,378      90,309
                                              -------       -------        -------       -------     -------
Interest-bearing liabilities:
   Interest-bearing demand deposits            18,257             -              -             -      18,257
   Savings deposits                             3,644             -              -             -       3,644
   Time deposits                                9,064        28,254         18,686             -      56,004
                                              -------       -------        -------       -------     -------
                                               30,965        28,254         18,686             -      77,905
                                              -------       -------        -------       -------     -------

Interest rate sensitivity gap                 $ 2,590       $(1,242        $(1,322)      $12,378     $12,404
                                              -------       -------        -------       -------     -------

Cumulative interest rate sensitivity gap      $ 2,590       $ 1,348        $    26       $12,404
                                              -------       -------        -------       -------

Interest rate sensitivity gap ratio              1.08          (.96)          (.93)            -
                                              -------       -------        -------       -------

Cumulative interest rate
   sensitivity gap ratio                         1.08          1.02           1.00          1.16
                                              -------       -------        -------       -------

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

INVESTMENT PORTFOLIO

TYPES OF INVESTMENTS. The amortized cost of investment securities and their approximate fair values were as follows at June 30:


                                                                          1997
                                                  -------------------------------------------------------
                                                                   Gross          Gross
                                                  Amortized     Unrealized      Unrealized
                                                    Cost           Gains          Losses       Fair Value
                                                  -------------------------------------------------------
                                                              (Dollars in Thousands)
Securities Available for Sale:
    U.S. Government and agency securities          $1,522            $14            $ -          $1,536
    Mortgage-backed securities                        304             10             (3)            311
    State and municipal securities                  1,101              4              -           1,105
                                                   ------            ---            ---          ------
                                                   $2,927            $28            $(3)         $2,952
                                                   ======            ===            ===          ======

                                                                            1996
                                                  ------------------------------------------------------------
                                                                     Gross          Gross
                                                    Amortized     Unrealized      Unrealized
                                                      Cost           Gains          Losses       Fair Value
                                                  ------------------------------------------------------------
                                                                    (Dollars in Thousands)
Securities Available for Sale:
    U.S. Government and agency securities            $2,021            $11         $ -             $2,032
    Mortgage-backed securities                          356              6          (5)               357
    State and municipal securities                      879              -          (3)               876
                                                     ------            ---         ---             ------
                                                     $3,256            $17         $(8)            $3,265
                                                     ======            ===         ===             ======

MATURITIES. The amounts of investment securities in each category at amortized cost as of June 30, 1997 are shown in the following table according to maturity classifications (1) one year or less, (2) after one year through five years and
(3) after five years through ten years.

                                                       State and               U.S. Treasury and Other
                                                       Political                   U.S. Government
                                                      Subdivisions                    Agencies
                                                   ---------------------     ----------------------------
                                                       Amount                    Amount
                                                    (Dollars in   Yield       (Dollars in         Yield
                                                     Thousands)   (1)(2)      Thousands)           (1)
Maturity
    One year or less                                     $  517     4.59%          $1,000          6.35%
    After one year through five years                       400     4.21              166          6.11
    After five years through ten years                       50     7.75              587          7.14
    After ten years                                         134     5.15               73          5.53
                                                         ------     ----           ------          ----
                                                         $1,101     4.66%          $1,826          6.55%
                                                         ======     ====           ======          ====

(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.
(2)  Yields were not computed on a tax equivalent basis.

LOAN PORTFOLIO

TYPES OF LOANS. The amount of loans outstanding, including loans held for sale, at the indicated dates is shown in the following table according to type of loan. Also, see Note E of the consolidated financial statements for concentrations of credit risk. Management is not aware of any additional concentrations.

                                                                             June 30,
                                                                   1997                      1996
                                                                   ----                      ----
                                                                      (Dollars in Thousands)
Real estate-mortgage                                              $64,470                  $64,132
Real estate-construction                                           16,953                   12,346
Commercial                                                          1,863                    2,448
Consumer installment and other                                      2,788                    2,524
                                                                  -------                  -------
                                                                   86,074                   81,450
Deferred loan fees                                                   (127)                    (158)
Allowance for loan losses                                            (740)                    (688)
                                                                  -------                  -------
Loans, net                                                        $85,207                  $80,604
                                                                  =======                  =======


MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES. Total loans as of June 30, 1997 are shown in the following table according to maturity classifications
(1) one year or less, (2) after one year through five years and (3) after five years.


                                                                                  (Dollars in
     Maturity                                                                     Thousands)
      One year or less                                                             $26,138
      After one year through five years                                             12,454
      After five years                                                              47,482
                                                                                   -------
                                                                                   $86,074
                                                                                   =======

The following table summarizes loans at June 30, 1997 with the due dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

                                                                                  (Dollars in
                                                                                  Thousands)
     Predetermined interest rates                                                  $26,397
     Floating or adjustable interest rates                                          33,539
                                                                                   -------
                                                                                   $59,936
                                                                                   =======

NONPERFORMING LOANS.   The following table presents, at the dates indicated, the
aggregate of nonperforming loans for the categories indicated.

                                                                       June 30,
                                                               1997               1996
                                                               ----               ----
                                                            (Dollars in Thousands)
     Loans accounted for on a nonaccrual basis              $ 1,380                       $  227
       ("nonaccrual loans")

     Installment loans and term loans contractually             310                          451
       past due ninety days or more as to interest and
       principal payments and still accruing

     Loans, the terms of which have been renegotiated           598                          706
       to provide a reduction or deferral of interest or
       principal because of deterioration in the financial
       position of the borrower ("restructured loans")

     Loans now current about which there are serious              0                            0
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

The following table sets forth interest income information for the indicated categories of nonperforming loans for the year ended June 30, 1997:

                                                                         Nonaccrual loans       Restructured loans
                                                                     ----------------------  ----------------------
                                                                                  (Dollars in Thousands)
     Gross interest income that would have been recorded if
       the loans had been current in accordance with their
       original terms and had been outstanding throughout
       the year or since origination, if held part of the
       year                                                          $   142                 $    61
     Interest income actually included in net income for
       the year                                                          (66)                    (43)
                                                                    --------                --------
     Interest income not recognized for the year                     $    76                 $    18
                                                                    ========                ========

The Company's policy for placing loans on nonaccrual status is to do so when it does not expect payment in full of interest or principal, due to deterioration in the financial position of the borrower and/or the value of the collateral securing the loan. When a loan in default reaches 90 days in delinquency on principal or interest, a determination is made regarding nonaccrual status.

LOAN CONCENTRATIONS. Most of the Company's business activity is with customers located within Spalding County and the contiguous area. At June 30, 1997 the Company had a concentration of credit risk totaling approximately $77.6 million in loans secured by real estate.

SUMMARY OF LOAN LOSS EXPERIENCE

The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan loss experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions, potential repurchases of loans sold with recourse and other relevant factors. The Company's allowance for loan losses was approximately $740,000 at June 30, 1997, .86% of the year end total loans outstanding, including loans held for sale, compared with $688,000 at June 30, 1996, .84% of year end total loans outstanding, including loans held for sale. The allowance for loan losses is reviewed continuously based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible losses on the loans outstanding.

Management has not allocated the Company's allowance for loan losses to specific categories of loans. Based on management's best estimate, the following schedule reflects the breakdown of allowance for loan losses as of June 30,

                                                               1997                      1996
                                                               ----                      ----
                                                                   (Dollars in Thousands)
                                                           Percentage of                   Percentage of
                                                          Loans  in Each                   Loans in Each
Balance at End of                                           Category to                     Category to
Period Applicable to:                         Amount        Total Loans       Amount        Total Loans
                                           ------------    -------------      ------       -------------
Real Estate Mortgage and
    Construction Loans                         $640            86 %           $588              94 %
Commercial Loans                                 50             7               50               3
Installment Loans to Individuals and Other       50             7               50               3
                                               ----          ----             ----             ----
                                               $740           100 %           $688             100 %
                                               ====          ====             ====            ====

The following table presents an analysis of the Company's loan loss experience for the periods indicated:

                                                                             June 30,
                                                                   1997                    1996
                                                                   ----                    ----
                                                                      (Dollars in Thousands)
Average amount of loans outstanding                               $86,009                 $75,403
                                                                  -------                 -------

Balance of reserve for possible loan losses,
   beginning of period                                            $   688                 $   683
                                                                  -------                 -------
Charge-offs:
   Real estate-mortgage                                                (7)                    (16)
   Consumer installment                                                (8)                     (9)
                                                                  -------                 -------
         Net Charge-offs                                              (15)                    (25)
                                                                  -------                 -------
Additions to reserve charged to operating expenses                     67                      30
                                                                  -------                 -------
Balance of reserve for possible loan losses, end of period        $   740                 $   688
                                                                  =======                 =======
Ratio of net loan charge-offs to average loans                        .02%                    .03%
                                                                  -------                 -------

DEPOSITS

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand savings deposits and time deposits, for the periods indicated are presented below.

                                                       Year Ended June 30,
                                             1997                                1996
                                             ----                                ----
                                        Amount       Rate                 Amount        Rate
                                        ------       ----                 ------        ----
                                                      (Dollars in Thousands)
Noninterest-bearing demand deposits     $ 1,251      -.-%                 $ 1,240       -.-%
Interest-bearing demand deposits         18,484      2.89                  17,446       3.04
Savings deposits                          3,646      3.02                   3,974       2.82
Time deposits                            54,728      5.86                  56,812       6.05
                                        -------                           -------

           Total deposits               $78,109                           $79,472
                                        =======                           =======

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of June 30, 1997 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months and (4) over twelve months.

                                                                     (Dollars in Thousands)

Three months or less                                                         $1,123
Over three through six months                                                 1,161
Over six through twelve months                                                4,516
Over twelve months                                                            2,681
                                                                             ------
          Total                                                              $9,481
                                                                             ======


RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

The following rate of return information for the periods indicated is presented below.

                                                                       Year Ended June 30,
                                                                    1997                1996
                                                                    ----                ----
Return on assets/1/                                                 1.04%               1.09%
Return on equity/2/                                                 7.85                8.13
Dividend payout ratio/3/                                          101.94              100.00
Equity to assets ratio/4/                                          13.23               13.41



_______________________
/1/ Net income divided by average total assets.
/2/ Net income divided by average equity.
/3/ Dividends declared per share divided by net income per share.
/4/ Average equity divided by average total assets.

ITEM 2.   DESCRIPTION OF PROPERTIES.
          -------------------------

     The Savings Bank conducts business from its main office and drive-in facility in Griffin, Georgia location and had five loan production offices in Fayetteville/Peachtree City, McDonough, Savannah, Stockbridge and Warner Robins, Georgia during the fiscal year ended June 30, 1997. The Savings Bank owns its main office building which contains approximately 10,985 square feet of space. The main office facility has four fully equipped drive-in teller stations and one outside automatic teller machine. The main office facility is owned by the Savings Bank pursuant to an underlying real estate lease which expires in January 2020. The adjacent drive-in facility and underlying real estate are owned by the Savings Bank. The Savings Bank leased its loan production offices which contained approximately 300 to 6,100 square feet. These leases generally have a term of one to three years.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

     No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended June 30, 1997.



             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                    PART II
                                    -------


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          --------------------------------------------------------

     As of June 30, 1997, there were approximately 402 shareholders of record of the Company's common stock. There is no established trading market for the Company's common stock.

     The Company declared and paid a cash dividend of $0.55 per share of common stock for stockholders of record as of September 1, 1997.


6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS.


     See following pages.



             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

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

The Savings Bank had unfunded commitments to extend credit of approximately $49,867,000 as of June 30, 1997. The Savings Bank's experience has been that approximately 70% of such loan commitments are actually drawn upon by customers. Of the amounts drawn, the majority represent loans originated for sale to investors in the secondary market and are hence funded by those investors. The remainder, which are retained by the Savings Bank, are funded through normal operations from the sources of funds listed above.

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

As of June 30, 1997, the Savings Bank meets all capital standards as detailed below:

                                            CAPITAL        CURRENT
                                             BASE        REQUIREMENT        EXCESS
                                             ----        -----------        ------
                                                    (Dollars in Thousands)
Tangible Capital                            $ 11,056        $ 1,964         $ 9,092
Core Capital                                $ 11,056        $ 3,927         $ 7,129
Risk-based Capital                          $ 11,608        $ 5,959         $ 5,649

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

Fiscal Year Ended June 30, 1997 Compared to June 30, 1996
---------------------------------------------------------

The Company's net interest income before provision for loan losses increased to $4,119,000 in 1997 as compared to $3,806,000 in 1996 representing an increase of 8%. The increase in net interest income is primarily attributable to increased average loan outstandings during the 1997 fiscal year. Average outstandings of investment securities and interest-bearing deposits in other banks had corresponding decreases, resulting in improved gross interest income, in that loans have a higher yield than investment securities. This gain was partially offset by a net increase in interest expense, due to increased advances from the FHLB during the current year.

The net interest margin increased from 4.15% to 4.37% from 1996 to 1997. The yield on average earning assets increased to 8.80% in 1997 compared to 8.60% in 1996, while the interest cost on average interest-bearing liabilities decreased, to 5.08% in 1997, compared to 5.21% in 1996. The net interest margin improvement resulted from a change in the Company's asset mix, to increased loans and reduced investments and deposits in banks. Average earning assets increased from $91,708,000 in 1996 to $94,341,000 in 1997. Average loans increased from $75,403,000 in 1996 to $86,009,000 in 1997. At the same time, average interest-bearing deposits in banks and investment securities decreased from a total of $16,305,000 in 1996 to $8,332,000 in 1997. Average interest-bearing liabilities increased from $78,253,000 in 1996 to $81,960,000 in 1997.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention, as well as potential repurchases of loans sold with recourse. The provision for loan losses is a charge to current earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses increased to $67,000 in 1997 from $30,000 in 1996. The increase was the result of an increase in nonperforming loans. Net charge-offs for 1997 decreased to $15,000 as compared to $25,000 in 1996. The allowance for loan losses as a percentage of total loans including loans held for sale outstanding as of June 30, 1997 and 1996 was
 .86% and .84%, respectively. Net charge-offs to total loans, excluding loans held for sale outstanding at June 30, 1997 and 1996, were .02% and .03%, respectively.

Based upon its evaluation of the loan portfolio, management believes the reserve for loan losses is adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past loan loss experience, past due and classified loans, underlying collateral value and current economic conditions which may effect the borrower's ability to pay.

Other income for the Company is composed primarily of service charges and fees on deposit accounts and from loan servicing, gains (losses) on the sale of mortgage loans originated in the Company's loan production offices, and gains (losses) on sales of investment securities. Other income increased by $255,000, or 38%, from $680,000 in 1996, to $935,000 in 1997. This improvement was due to the improvement in income from loan production office operations, from a loss of $72,000 in 1996, to a gain of $220,000 in 1997. Following the end of the mortgage refinance boom of the early 1990's, there was a significant reduction in mortgage loan originations and resulting revenues by the Company. In response to these changed market conditions, the Company moved to reduce the cost of its mortgage origination infrastructure, namely the size of its loan production office network and related support functions. That process was largely completed late in the 1995 fiscal year, but not before significant operating losses were experienced. The relatively small loss in the 1996 fiscal year, reflected the down-sized structure through most of the year. The profit in the 1997 fiscal year reflected the completion of this business adjustment.
In addition to the operating losses of the loan production offices, there were also certain one time income and expense items associated with the closure of some of the offices, resulting in a net loss of $157,000 in fiscal 1995, compared to a net gain of $91,000 in fiscal 1996, and no such items occuring in fiscal 1997.

Other expense for the Company is composed primarily of the operating expenses of the full service banking office in Griffin, Georgia. The most significant components are salaries and employee benefits, net occupancy expense, SAIF special assessment, merger expenses, FDIC insurance premiums, data processing expense, professional fees, other taxes (non-income) and stationery and supplies. Other expense increased $581,000, or 20%, to $3,486,000 in fiscal 1997 compared to $2,905,000 in fiscal 1996. The increase was due almost entirely to the one - time SAIF special assessment of $553,000, discussed elsewhere in this filing, and merger expenses of $95,000 related to the pending merger of the Company with a regional bank holding company. Exclusive of these two items, other expenses decreased a net of $68,000 (2%). Components of this decrease were salaries and benefits (up $14,000 or 1%), occupancy expense (up $38,000 or 12%), FDIC insurance premium (down $83,000 or 41%), data processing expense (up $41,000 or 23%), professional fees (down $3,000 or 3%), other taxes (down $8,000 or 10%), and stationery and supplies expense (down $19,000 or 23%.) The relatively small increase in salaries and benefits as well as the decreases in professional fees and stationery and supplies expense were the result of ongoing expense control measures implemented by management. The increase in occupancy expense related primarily to certain repairs to the Company's main office building. The decrease in FDIC insurance premiums was due to the reduced premium rate following, and a direct result of, the SAIF special assessment. Data processing expense increased due to additional back - office functions outsourced to the Company's data processing vendor during the 1997 fiscal year.

Income tax expense as a percentage of pretax income remained relatively stable, decreasing from 34% in fiscal 1996 to 33% in fiscal 1997.

The Company's net income was $1,006,000 for the year ending June 30, 1997, compared to net income of $1,019,000 for the year ending June 30, 1996. Exclusive of the SAIF special assessment and merger expenses, net of tax effect, which aggregated $403,000, net income from continuing operations increased from $1,019,000 in fiscal 1996 to $1,409,000 in fiscal 1997. The primary factors in the improvement, which are discussed above, include improved gross interest income from the changed asset mix (increased loans and reduced securities), increased income on loan production office operations and reduced operating expenses.

Fiscal Year Ended June 30, 1996 Compared to June 30, 1995
---------------------------------------------------------

The Company's net interest income before provision for loan losses increased to $3,806,000 in 1996 as compared to $3,644,000 in 1995 representing an increase of 4%. The increase in net interest income is primarily attributable to increased loan outstandings during the 1996 fiscal year. Investment securities and interest-bearing deposits in other banks had a corresponding decrease in outstandings, resulting in improved gross interest income, in that loans have a higher yield than investment securities. This gain was largely offset by increased interest expense, due to higher prevailing interest rates on time deposits during the current year.

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

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention, as well as potential repurchases of loans sold with recourse. The provision for loan losses is a charge to current earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses increased to $30,000 in 1996 from $20,000 in 1995. The increase was the result of an increase in nonperforming loans. Net charge-offs for 1996 increased to $25,000 as compared to $10,000 in 1995. The allowance for loan losses as a percentage of total loans including loans held for sale outstanding as of June 30, 1996 and 1995 was
 .84% and .95%, respectively. Net charge-offs to total loans, excluding loans held for sale outstanding at June 30, 1996 and 1995, were .03% and .01%, respectively.

Based upon its evaluation of the loan portfolio, management believes the reserve for loan losses is adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past loan loss experience, past due and classified loans, underlying collateral value and current economic conditions which may effect the borrower's ability to pay.

Other income for the Company is composed primarily of service charges and fees on deposit accounts and from loan servicing, gains (losses) on the sale of mortgage loans originated in the Company's loan production offices, and gains (losses) on sales of investment securities. Other income increased by $367,000, or 117%, from $313,000 in 1995, to $680,000 in 1996. The largest component of this improvement was the reduction of $791,000 in losses from loan production office operations, from a loss of $863,000 in 1995, to a $72,000 loss in 1996. Refer to discussion above comparing FY 1997 to FY 1996 for further information relative to the change from FY 1995 to FY 1996. A gain of $598,000 from the sale of Federal Home Loan Mortgage Corporation stock was realized in fiscal 1995, partially offsetting the loss from loan production office operations. However, there were no gains or losses from securities sales in fiscal 1996.

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


                         Index to Financial Statements
                         -----------------------------

                                                              Page
                                                              ----
Independent Auditors' Report................................   F-1

Consolidated Balance Sheets at
   June 30, 1997 and 1996...................................   F-2

Consolidated Statements of Income for the Years Ended
   June 30, 1997, 1996 and 1995.............................   F-4

Consolidated Statements of Changes in Stockholders'
   Equity for the Years Ended June 30, 1997, 1996 and 1995..   F-6

Consolidated Statements of Cash Flows for the Years
   Ended June 30, 1997, 1996 and 1995.......................   F-7

Notes to Consolidated Financial Statements..................   F-9



             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE.
          -----------------------------------

     None.

                                   PART III
                                   --------


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          ----------------------------------------------------
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ------------------------------------------------------
          ACT.
          ----

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

Incumbent Directors Whose Terms Expire in 1997

                                      Year First             Principal Occupation;
          Name             Age          Elected               Business Experience
          ----             ---          -------               -------------------
Ron J. Franklin            53            1988        President and Chief Executive of the
                                                     Bank.

William T. Ramsey          76            1967        Chairman of the Board of the Bank.

Frank A. Thomas            76            1960        Chief Executive Officer of Thomas
                                                     Packing Co., a meat processing
                                                     company; Treasurer of the Company.
Incumbent Directors Whose Terms Expire in 1998

                                      Year First             Principal Occupation;
          Name             Age          Elected               Business Experience
          ----             ---          -------               -------------------

F. Dan Boyd                77            1967        Retired Owner and President of Boyd
                                                     Builders Supply.

Lee Roy Claxton            73            1967        Retired Pharmacist.

Robert H. Crossfield       77            1960        Owner of the Crossfield Company, a
                                                     rental investment company; Secretary of
                                                     the Company.
Incumbent Directors Whose Terms Expire in 1999

                                      Year First             Principal Occupation;
          Name             Age          Elected               Business Experience
          ----             ---          -------               -------------------

James C. Owen, Jr.         77            1960        Chairman of the Board of the Company;
                                                     retired partner in the law firm of Beck,
                                                     Owen & Murray.

Scott H. Searcy, Sr.       62            1967        President of Searcy & Co., an
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

Meetings of the Board of Directors

     The Board of Directors of the Company had 12 meetings during the fiscal year ended June 30, 1997. Each director of the Company attended at least 75% of the board meetings and committee meetings of which such director was a member. The Board of Directors of the Bank had 12 meetings during the fiscal year ended June 30, 1997. Each director of the Bank attended at least 75% of the total number of board meetings and committee meetings of which such director was a member.

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

     Arthur H. Hammond, age 52, has been Executive Vice President and Chief Financial Officer of the Bank since February 1996. Prior thereto, he was chief financial officer of Cobb Wells, Inc., a communications company from 1995 to 1996. He was executive vice president of the Bank from November 1994 until February 1995, and was employed by First Union National Bank of Georgia (and predecessor companies) from 1974 until 1994, when he retired as president of the Griffin, Georgia operations. Mr. Hammond is a certified public accountant and is a graduate of the University of Georgia and Georgia State University.

     Marvin Brooks, age 49, has been Executive Vice President of the Bank since April 1995. From 1992 to 1995, he was senior vice president with Exchange Bank in Milledgeville, Georgia. From 1985 to 1992, he was employed by Morris State Bank in Dublin, Georgia, where he was president and chief operating officer from January 1991 to April 1992.

     Ralph B. Westmoreland, age 58, has been Senior Vice President in charge of lending since 1988, and has been with the Bank since 1967. Mr. Westmoreland attended the University of Georgia.

     Sandy Studle, age 47, has been Senior Vice President in charge of loan servicing of the Bank since 1995. Prior thereto, she was Senior Vice President in charge of training-compliance and has been with the Bank since 1980. She attended Mercer University.

     Jodi Conner, age 42, became Senior Vice President/Operations Manager-Loan Production Offices in 1996. Prior thereto, she was Vice President/Operations Manager-Loan Production Offices from 1990 to 1996. She was previously vice president with Commonwealth United for 13 years.

     John S. Hobbs, age 50, has been Vice President in charge of automation/operations since 1997. Prior thereto, he was Vice President in charge of compliance/audit and loan servicing operations of the Bank from 1989 to 1997. From 1980 to 1989, Mr. Hobbs was vice president of credit review at First Union Bank of Georgia. Mr. Hobbs is a graduate of Auburn University.



             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 10.  EXECUTIVE COMPENSATION.
          ----------------------

Executive Compensation

     The following sets forth certain information concerning the compensation of the Company's chief executive officer during fiscal years 1997, 1996 and 1995.

                          Summary Compensation Table

                                                                               Long Term
                                                                              Compensation
                                     Annual Compensation                         Awards
                           ---------------------------------------------      ------------
    Name and                                                Other Annual       Securities      All Other
    Principal         Fiscal                                Compensation       Underlying     Compensation
    Position           Year      Salary ($)    Bonus ($)       ($)(1)            Options         ($)(2)
    --------          ------     ----------    ---------    ------------         -------      ------------
Ron J. Franklin,       1997        121,539        -0-           8,475            -0-             11,329
President and          1996        111,875         250          8,625            -0-             10,068
Chief Executive        1995         98,750        -0-           8,000            -0-             15,000
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


     The following table sets forth certain information regarding the exercise of stock options in the 1997 fiscal year by the person named in the Summary Compensation Table and the value of options held by such person at the end of such fiscal year.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

                                                            Number of
                                                            Securities
                                                            Underlying
                                                            Unexercised      Value of Unexercised
                                                            Options at       In-the-Money Options
                                                            FY-End (#)           at FY-End ($)

                 Shares Acquired      Value Realized       Exercisable/         Exercisable/
    Name         on Exercise (#)          ($)             Unexercisable         Unexercisable
-------------------------------------------------------------------------------------------------
Ron J. Franklin      3,100                39,494             24,522/0              148,852/0

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

Employee Benefit Plans

     The Savings Bank implemented on July 1, 1994 a contributory 401(k) employee savings plan available to all eligible employees, subject to certain minimum age and service requirements. For the fiscal year ended June 30, 1997, the Savings Bank's contribution to such plan was $26,999 of which $19,485 was contributed for employees (other than executive officers) and the balance of contributions made for all executive officers totaled $7,514.

Directors Stock Option Plan

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

     The Employee Plan provides for the granting of both "incentive stock options" under Section 422A of the Internal Revenue Code and "unqualified stock options." The exercise price for each option granted under the Employee Plan shall in no event be less than 100% of the fair market value of the Company's common stock on the date of grant, and no option shall be exercisable after the expiration of ten years from the date of grant. An option granted under the Employee Plan shall be transferable only by will or by the laws of descent and distribution, and during the recipient's lifetime shall be exercisable only by the recipient to whom the option is granted. As of June 30, 1997, the Company had 21,734 incentive stock options issued and outstanding to eligible employees under the Employee Plan.

     The Employee Plan will remain in effect for ten years from the date the Company's shareholders approved it or until termination by the Board, whichever occurs first. The Employee Plan is administered and interpreted by the Board of Directors of the Company.

Employment Matters

     Ron J. Franklin is employed by the Company as President and Chief Executive Officer and as President and Chief Executive Officer of the Savings Bank, pursuant to an employment agreement. The term of employment is for 36 calendar months and the term is extended for an additional 12 month period, provided the Board of Directors of the Company and the Savings Bank annually determines that the performance of Mr. Franklin has met the Board's requirements and standards. Mr. Franklin currently receives a base salary of $120,000 per annum, accrued deferred compensation of $9,000 per annum, and an automobile plus reimbursement of expenses for operating and maintenance of the automobile. The employment agreement also contains a provision pertaining to the change of control (as defined) whereby if within one year immediately following a change in control or within six months immediately prior to such change in control: (i) Mr. Franklin's employment is terminated or (ii) the status, character, capacity and circumstances of Mr. Franklin's employment have been materially altered and Mr. Franklin voluntarily terminates his employment for that reason, then Mr. Franklin shall be entitled to receive a lump sum payment equal to three times his average annual compensation for the most recent five taxable years ending before the change in control; or (iii) in the event of the voluntary termination of employment by Mr. Franklin, then Mr. Franklin shall be entitled to receive a lump sum payment equal to his average annual compensation for the most recent five taxable years ending before the change in control.

     Ralph B. Westmoreland is employed by the Savings Bank as Senior Vice President of Mortgage Lending pursuant to an employment agreement. The term of employment is for 36 calendar months and the term is extended for an additional 12 month period, provided the Board of

Directors of the Savings Bank annually determines that the performance of Mr. Westmoreland has met the Board's requirements and standards. Mr. Westmoreland currently receives a base salary of $62,000 per annum. The employment agreement also contains a provision pertaining to change in control (as defined), whereby if within one year immediately following a change in control or within six months immediately prior to a change in control: (i) Mr Westmoreland's employment is terminated or (ii) the status, character, capacity and circumstances of Mr. Westmoreland's employment have been materially altered and Mr. Westmoreland voluntarily terminates his employment for that reason, then Mr. Westmoreland shall be entitled to receive a lump sum payment equal to two times his average annual compensation for the most recent five taxable years ending before the change in control; or (iii) in the event of the voluntary termination of employment by Mr. Westmoreland, then Mr. Westmoreland shall be entitled to receive a lump sum payment equal to his average annual income for the most recent five taxable years ending before the change in control.


             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           ---------------------------------------------------
           MANAGEMENT.
           -----------

               The following table sets forth certain information regarding the shares of common stock of the Company owned as of September 8, 1997 (i) by each person who beneficially owns more than 5% of shares of common stock of the Company, (ii) by each of the Company's directors and (iii) by all directors and executive officers of the Company as a group.

     Name of                         Number            Percentage
Beneficial Owner(1)               of Shares(2)         Ownership(3)
-------------------               ------------         ------------
Jerry L. Savage(4)                   79,425                7.7%

James C. Owen, Jr.                   35,916                3.5
Director

William T. Ramsey                    45,003                4.3
Director

Ron J. Franklin                      44,724(5)             4.3
President, Chief Executive
Officer and Director

Robert H. Crossfield                 23,691                2.3
Director

Frank A. Thomas                      22,565                2.2
Director

F. Dan Boyd                          26,064                2.5
Director

Lee Roy Claxton                      33,879                3.3
Director

Scott H. Searcy, Jr.                 32,303(6)             3.1
Director

All directors and executive
officers as a group
(14 persons)                        380,430               36.7

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

     (3) Based upon 989,122 shares outstanding as of the record date and as adjusted for stock options exercisable within 60 days of the record date. Shares which are subject to stock options are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by such person or group but are not deemed outstanding for the purpose of computing the percentage of outstanding shares owned by any other person or group.

     (4)  Mr. Savage's address is 425 Audubon Circle, Griffin, Georgia 30223.

     (5) Includes 18,056 stock options exercisable within 60 days of the record date.

     (6) Includes 3,223 stock options exercisable within 60 days of the record date.


             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     Certain of the executive officers and directors of the Company and the Bank, and principal shareholders of the Company and affiliates of such persons have, from time to time, engaged in banking transactions with the Bank and are expected to continue such relationships in the future. All loans or other extensions of credit made by the Bank to such individuals were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated parties and were believed by management to not involve more than the normal risk of collectability or present other unfavorable features. As of June 30, 1997 loans to executive officers and directors of the Company and the Bank, and principal shareholders of the Company and affiliates of such persons amounted to approximately $1,508,692 in the aggregate.

     James C. Owen, Jr., a retired partner in the law firm of Beck, Owen & Murray, is a Director of the Company and the Chairman of the Board of Directors of the Bank. The Bank paid Mr. Owen's law firm approximately $17,680 for legal services rendered during the fiscal year ended June 30, 1997.

     Scott H. Searcy, Jr., the president of Searcy & Co., an independent insurance agency, is a director of the Company and the Bank. The Bank paid Searcy & Co. approximately $85,392 in premiums for bond and property insurance policies during the fiscal year ended June 30, 1997.



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



             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                    SIGNATURE
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on September 26, 1997.

                                    GF Bancshares, Inc.


                                    By: /s/ Ron J. Franklin
                                       -----------------------------------------
                                            Ron J. Franklin, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on September 26, 1997.
                                         --

SIGNATURE                                 TITLE
---------                                 -----

/s/ J. C. Owen, Jr.               Chairman of the Board
-------------------------
J. C. Owen, Jr.

/s/ W. T. Ramsey                  Vice Chairman of the Board
-------------------------
W. T. Ramsey

/s/ Ron J. Franklin               President (Principal Executive Officer)
-------------------------
Ron J. Franklin

/s/ Arthur H. Hammond             Executive Vice President and
-------------------------
Arthur H. Hammond                 Chief Financial Officer (Principal Financial
                                  Officer)

/s/ Frank A. Thomas               Treasurer and Director
-------------------------
Frank A. Thomas

/s/ Robert H. Crossfield          Secretary and Director
-------------------------
Robert H. Crossfield

/s/ F. Dan Boyd                   Director
-------------------------
F. Dan Boyd

/s/ Lee Roy Claxton               Director
-------------------------
Lee Roy Claxton

/s/ Scott H. Searcy               Director
-------------------------
Scott H. Searcy

                   [LOGO AND LETTERHEAD OF B&M APPEARS HERE]

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
G F Bancshares, Inc. and Subsidiary
Griffin, Georgia


  We have audited the accompanying consolidated balance sheets of G F Bancshares, Inc. and subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years ended June 30, 1997. These consolidated financial statements are the responsibility of G F Bancshares, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of G F Bancshares, Inc. and subsidiary as of June 30, 1995, and for the year then ended, were audited by other auditors whose report, dated August 15, 1995, expressed an unqualified opinion on those statements.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of G F Bancshares, Inc. and subsidiary as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

  The accompanying consolidated financial statements as of and for the year ended June 30, 1997, have been prepared assuming G F Bancshares, Inc. will continue in existence in its current corporate structure and its subsidiary retain a thrift charter. As discussed in Note B, on May 29, 1997, G F Bancshares, Inc. entered into a definitive agreement to be merged into a regional bank. These consolidated financial statements do not include any adjustments that might result from G F Bancshares being merged into or acquired by another entity.


                                                  /s/ BRICKER & MELTON, P.A.


August 13, 1997
Duluth, Georgia

                              G F BANCHARES, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

=========================================================================================================

                                                                                        June 30,
                                                                             ----------------------------
                                                                                 1997             1996
                                                                             ------------     -----------
                    ASSETS
Cash and due from banks (Note C)                                             $    561,388    $    813,597
Interest-bearing deposits in other banks                                        5,169,734       5,002,348
Investment securities available for sale (Note D)                               2,951,887       3,265,107
Federal Home Loan Bank stock                                                      944,200         944,200
Mortgage loans held for sale                                                    3,862,253       4,767,777
Loans, net (Notes E, L and M)                                                  81,345,192      75,836,457
Premises and equipment, net (Note F)                                            1,112,169       1,234,811
Real estate owned, net (Note G)                                                   504,069         500,015
Accrued interest receivable                                                     1,242,609       1,215,952
Other assets (Note L)                                                             745,730         578,803
                                                                             ------------    ------------
          TOTAL ASSETS                                                       $ 98,439,231    $ 94,159,067
                                                                             ============    ============
   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits:
     Noninterest-bearing demand                                              $  1,474,585    $  1,315,932
     Interest-bearing demand and money market                                  18,257,241      19,237,672
     Savings                                                                    3,643,434       3,887,485
     Time (Note J)                                                             56,003,955      54,048,892
                                                                             ------------    ------------
       Total Deposits                                                          79,379,215      78,489,981

   Federal Home Loan Bank advances (Note K)                                     4,553,332       1,250,000
   Unremitted escrow funds from borrowers                                         225,668         281,677
   Unremitted interest on loans serviced for others                               555,541         575,235
   Accrued interest payable                                                       296,705         297,379
   Other liabilities (Note H)                                                     627,255         538,503
                                                                             ------------    ------------
          TOTAL LIABILITIES                                                    85,637,716      81,432,775
                                                                             ------------    ------------

                                             (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

                              G F BANCHARES, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS, (Continued)

=========================================================================================================

                                                                                        June 30,
                                                                             ----------------------------
                                                                                 1997             1996
                                                                             ------------     -----------
STOCKHOLDERS' EQUITY (Note N)
  Preferred stock, 2,000,000 shares authorized, none
    issued and outstanding                                                   $         --    $         --
  Common stock, par value $1; 8,000,000 shares
    authorized, 948,316 and 895,946 shares issued and
    outstanding                                                                   948,316         895,946
  Surplus                                                                       7,152,571       6,385,508
  Retained earnings (Note L)                                                    4,685,434       5,438,940
  Unrealized gains on investment securities available for
    sale (Note D)                                                                  15,194           5,898
                                                                             ------------     -----------
      TOTAL STOCKHOLDERS' EQUITY                                               12,801,515      12,726,292
                                                                             ------------     -----------

Commitments and contingent liabilities (Notes E, L, O and P)

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                                 $ 98,439,231    $ 94,159,067
                                                                             ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                              G F BANCHARES, INC.
                                AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

=========================================================================================================

                                                                       For the years ended June 30,
                                                               ------------------------------------------
                                                                  1997            1996            1995
                                                               -----------     ----------      ----------
INTEREST INCOME

  Loans, including fees                                        $ 7,809,281    $ 6,926,148     $ 5,987,354
  Investment securities                                            265,966        292,378         302,470
  Interest-bearing deposits in other banks                         223,536        666,610       1,020,258
                                                               -----------     ----------      ----------
     TOTAL INTEREST INCOME                                       8,298,783      7,885,136       7,310,082
                                                               -----------     ----------      ----------

INTEREST EXPENSE
  Interest-bearing demand and money market deposits                535,300        530,586         604,966
  Savings deposits                                                 109,828        112,232         123,459
  Time deposits                                                  3,221,649      3,435,229       2,937,869
  Federal Home Loan Bank advances (Note K)                         313,408          1,514              --
                                                               -----------     ----------      ----------
     TOTAL INTEREST EXPENSE                                      4,180,185      4,079,561       3,666,294
                                                                -----------     ----------      ----------

     NET INTEREST INCOME                                         4,118,598      3,805,575       3,643,788

PROVISION FOR LOAN LOSSES (Note E)                                  67,000         29,550          20,023
                                                               -----------     ----------      ----------
     NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                                 4,051,598      3,776,025       3,623,765
                                                               -----------     ----------      ----------
 OTHER INCOME
  Service charges and fees                                         570,382        594,283         657,061
  Net gain (loss) on sale of loans                                 220,290        (72,425)       (862,722)
  Net gain (loss) on closure of loan operations offices                 --         91,000        (156,595)
  Gain on sales of investment securities available for sale,
    net (Note D)                                                        --             --         598,411

  Gain on sale of real estate owned                                 16,068             --              --
  Other income                                                     128,077         66,819          77,081
                                                               -----------     ----------      ----------
     TOTAL OTHER INCOME                                            934,817        679,677         313,236
                                                               -----------     ----------      ----------

OTHER EXPENSE
  Salaries and employee benefits (Note H)                        1,508,044      1,493,663       1,519,033
  Net occupancy expense (Note F)                                   349,983        311,864         339,452
  SAIF special assessment (Note Q)                                 552,850             --              --
  Merger expenses                                                   95,407             --              --
  Other expense (Note Q)                                           979,501      1,099,576       1,150,085
                                                               -----------     ----------      ----------
     TOTAL OTHER EXPENSE                                         3,485,785      2,905,103       3,008,570
                                                               -----------     ----------      ----------

                                        (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

                              G F BANCHARES, INC.
                                AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME, (Continued)

=========================================================================================================

                                                                       For the years ended June 30,
                                                               ------------------------------------------
                                                                  1997            1996            1995
                                                               -----------     ----------      ----------
     INCOME BEFORE INCOME TAXES                                $ 1,500,630    $ 1,550,599     $   928,431

INCOME TAX EXPENSE (Note L)                                        494,633        531,746         303,397
                                                               -----------     ----------      ----------

     NET INCOME                                                $ 1,005,997    $ 1,018,853     $   625,034
                                                               ===========     ==========      ==========

EARNINGS PER SHARE (Note N)                                    $      1.03    $      1.05     $       .66
                                                               ===========     ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                              G F BANCHARES, INC.
                                AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

=========================================================================================================

                                             For the years ended June 30, 1997, 1996 and 1995
                                     --------------------------------------------------------------------
                                                                               Unrealized
                                      Common                      Retained       Gains
                                       Stock       Surplus        Earnings      (Losses)         Total
                                     ---------   -----------    ------------   ----------     -----------
BALANCE AT JUNE 30, 1994            $  796,581  $  4,982,742    $  6,814,057    $   --       $ 12,593,380
Net income                                  --            --         625,034        --            625,034
Cash dividends paid, $0.87 per
 share                                      --            --        (737,247)       --           (737,247)
Stock dividend--5 percent               40,183       683,111        (726,504)       --             (3,210)
Proceeds from exercise of
 stock options                          10,646        40,079              --        --             50,725
Net change in unrealized gains
 (losses) on investment
 securities available for sale              --            --              --    (5,214)            (5,214)
                                     ---------   -----------    ------------   ----------     -----------
BALANCE AT JUNE 30, 1995               847,410     5,705,932       5,975,340    (5,214)        12,523,468
Net income                                  --            --       1,018,853        --          1,018,853
Cash dividends paid, $0.95 per
 share                                      --            --        (851,149)       --           (851,149)
Stock dividend--5 percent               42,486       658,533        (704,104)       --             (3,085)
Proceeds from exercise of
 stock options                           6,050        21,043              --        --             27,093
Net change in unrealized gains
 (losses) on investment
 securities available for sale              --            --              --    11,112             11,112
                                     ---------   -----------    ------------   ----------     -----------
BALANCE AT JUNE 30, 1996               895,946     6,385,508       5,438,940     5,898         12,726,292
Net income                                  --            --       1,005,997        --          1,005,997
Cash dividends paid, $1.05 per
 share                                      --            --        (993,754)       --           (993,754)
Stock dividend--5 percent               44,849       717,584        (765,749)       --             (3,316)
Proceeds from exercise of
 stock options                           7,521        49,479              --        --             57,000
Net change in unrealized gains
 (losses) on investment
 securities available for sale              --            --              --     9,296              9,296
                                     ---------   -----------    ------------   ----------     -----------
BALANCE AT JUNE 30, 1997            $  948,316  $  7,152,571  $    4,685,434  $ 15,194       $ 12,801,515
                                     =========   ===========    ============   ==========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                              G F BANCHARES, INC.
                                AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

=========================================================================================================

                                                                       For the years ended June 30,
                                                                -----------------------------------------
                                                                   1997             1996          1995
                                                                ------------    ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                     $  1,005,997    $  1,018,853   $   625,034
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Depreciation and amortization                                    223,980         338,525       560,916
    Amortization of mortgage servicing rights                          5,369              --            --
    Provision for loan losses                                         67,000          29,550        20,023
    Deferred income taxes                                           (102,022)        (76,404)      (80,586)
    Gain on sales of investment securities available
      for sale, net                                                       --              --      (598,411)
    (Gain) loss on sales of premises and equipment,  net              (4,254)        176,500       156,595
    Additions to mortgage servicing rights                           (70,732)             --            --
    Decrease in mortgage loans held for sale                         905,524       1,095,532       542,809
    (Increase) decrease in other assets                              (21,019)        347,079       366,000
    (Increase) decrease in interest receivable                       (26,657)        104,661      (475,958)
    Increase (decrease) in interest payable                             (674)        (27,706)       83,163
    Decrease in unremitted interest on loans serviced
      for others                                                     (19,694)        (77,645)   (1,195,090)
    Increase (decrease) in other liabilities                         143,208          12,941      (514,361)
                                                                ------------    ------------   -----------
       NET CASH PROVIDED (USED) BY
        OPERATING ACTIVITIES                                       2,106,026       2,941,886      (509,866)
                                                                ------------    ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 (Increase) decrease in interest-bearing time deposits in
  other banks                                                             --       6,500,000    (6,500,000)
 Purchases of investment securities available for sale              (100,000)       (500,000)     (522,081)
 Proceeds from maturities of investment securities
  available for sale                                                 404,283       1,707,966       150,637
 Proceeds from sales of investment securities available
  for sale                                                                --              --       643,578
 Purchases of investment securities held to maturity                      --        (500,000)   (4,042,148)
 Proceeds from maturities of investment securities held
  to maturity                                                             --       1,502,567       569,152
 Net increase in loans                                            (5,786,439)    (10,793,133)   (6,039,932)
 Proceeds from sales of other real estate                            215,199         261,022            --
 Capital expenditures for real estate owned                          (23,295)             --            --
 Purchases of premises and equipment                                 (97,084)       (266,238)      (73,474)
                                                                ------------    ------------   -----------
       NET CASH USED BY INVESTING
         ACTIVITIES                                               (5,387,336)     (2,087,816)  (15,814,268)
                                                                ------------    ------------   -----------

                                        (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS, (Continued)

================================================================================

                                                                              For the years ended June 30,
                                                                      --------------------------------------------
                                                                          1997            1996            1995
                                                                      ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand, money market and
      savings accounts                                                $ (1,065,829)   $  2,513,973    $ (5,729,606)
   Net increase (decrease) in time deposits                              1,955,063      (4,837,388)      5,022,687
   Proceeds from Federal Home Loan Bank advances                        39,400,000       1,250,000         --
   Repayment of Federal Home Loan Bank advances                        (36,096,668)        --              --
   Net increase (decrease) in unremitted escrow funds
      from borrowers                                                       (56,009)         23,777         (26,104)
   Proceeds from exercise of stock options                                  57,000          27,093          50,725
   Cash dividends paid                                                    (993,754)       (851,149)       (737,247)
   Stock dividend payment for fractional shares                             (3,316)         (3,085)         (3,210)
                                                                      ------------    ------------    ------------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               3,196,487      (1,876,779)     (1,422,755)
                                                                      ------------    ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (84,823)     (1,022,709)    (17,746,889)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           5,815,945       6,838,654      24,585,543
                                                                      ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $  5,731,122    $  5,815,945    $  6,838,654
                                                                      ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH PAID:
   Interest                                                           $ 4,164,405     $  4,107,267    $  3,583,131
                                                                      ===========     ============    ============
   Income taxes                                                       $   645,500     $    735,900    $     11,333
                                                                      ===========     ============    ============
SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
   Acquisition of real estate in settlement of loans                  $   195,958     $    269,253    $    293,602
                                                                      ===========     ============    ============
   Transfer of investment securities to available for sale            $    --         $  3,511,274    $     --
                                                                      ===========     ============    ============

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


INTEREST-BEARING DEPOSITS IN OTHER BANKS
     Interest-bearing deposits in other banks are reported at cost. Interest income is recognized based on the simple interest method for principal amounts outstanding. At June 30, 1997 and 1996, these deposits represent the Bank's overnight deposit account at the Federal Home Loan Bank and are in excess of amounts insured by the Federal Deposit Insurance Corporation.


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

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

MORTGAGE LOANS HELD FOR SALE
     Loans held for sale represent loans originated for sale in the secondary market and are reported at the lower of cost or estimated market value in the aggregate. Gains and losses on sales of loans are recognized at the time of sale, as determined by the difference between the net sales proceeds and the fair value of the loans sold. These gains or losses are included in noninterest income.


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


ALLOWANCE FOR LOAN LOSSES
     The Company adopted Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118 (SFAS 118), "Accounting by Creditors for Impairment of a Loan--Income Recognition Disclosure," on July 1, 1995. Under the new standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Smaller balance homogeneous loans, which consist of residential mortgages and consumer loans, are evaluated collectively, and reserves are established based on historical loss experience. The adoption of SFAS 114 and 118 resulted in no additional provision for credit losses at July 1, 1995.

     The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

     Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and an analysis of current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank's regulators or its economic environment will not require further increases in the allowance.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

INCOME RECOGNITION ON IMPAIRED AND NONACCRUAL LOANS
     Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well collateralized and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

     Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of interest and principal.

     When a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of the loans with scheduled amortizations in which the payment is generally applied to the oldest payment due. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended June 30, 1997, 1996 and 1995.


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


OTHER REAL ESTATE
     Other real estate represents property acquired through foreclosure or in settlement of loans and is recorded at the lower of cost or fair value less estimated selling expenses and a valuation allowance for losses. The allowance represents an amount which, in management's judgement, will be adequate to absorb probable losses. Losses incurred in the acquisition of foreclosed properties are charged against the allowance for loan losses at the time of foreclosure. Provisions for subsequent devaluation of other real estate are charged against the current period's operations. Losses on the disposal of other real estate are charged to the valuation allowance for losses. Costs associated with improving the property are capitalized to the extent fair value less estimated selling expenses is not exceeded. Holding costs for other real estate are expensed as incurred. Subsequent write-downs and gains or losses recognized on the sale of these properties are included in noninterest income.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

LONG-LIVED ASSETS
     The Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on July 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset, an impairment loss is recognized. This statement also requires that long-lived assets and certain intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS 121 did not have a material impact on the Company's financial statements.


MORTGAGE SERVICING RIGHTS
     The Company adopted Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights," on July 1, 1996. This statement amends certain provisions of Statement of Financial Accounting Standards No. 65 to substantially eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. SFAS 122 requires that the right to service mortgage loans for others be recognized as an asset. The statement requires an allocation of the total cost of mortgage loans held for sale to mortgage servicing rights and mortgage loans held for sale (without mortgage servicing rights) based on their relative fair values. Prior to adoption of SFAS 122, only purchased mortgage servicing rights could be recognized as an asset; therefore, the Company recognized mortgage servicing income only when received.

     Mortgage servicing rights are being amortized as noninterest expense primarily using an accelerated method in proportion to the estimated net servicing income from the related loans, which approximates a level yield method. The amortization period represents management's best estimate of the remaining loan lives.

     The carrying values of the mortgage servicing rights are evaluated for impairment based on their fair values categorized by year of origination or acquisition with any impairment recognized through a valuation allowance. Fair values of servicing rights are determined by estimating the present value of future net servicing income considering the average interest rate and the average remaining lives of the related mortgage loans being serviced. At June 30, 1997, the Company had mortgage servicing and excess servicing rights with a net book value of $65,362. The estimated combined fair value of these assets is approximately $65,600.

     Mortgage servicing fees are deducted from the monthly payments on mortgage loans and are recorded as income when earned. Fees from investors for servicing their portfolios of residential loans generally range from 1/4 of 1 percent to 1/2 of 1 percent per year on the outstanding principal balance.


INCOME TAXES
     The tax effect of transactions is recorded at current tax rates in the periods the transactions are reported for financial statement purposes. Deferred income taxes are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. If certain conditions were met, as specified by the Internal Revenue Service, the Bank was allowed a special bad debt deduction based on a percentage of taxable income (presently 8 percent) or specified experience formulas. The Bank used the percentage of taxable income method in the years ended June 30, 1996 and 1995. In the year ended June 30, 1997, the Bank utilized the specific experience method. The Company files its income tax returns on a consolidated basis. (See Note L.)

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

PENDING ACCOUNTING PRONOUNCEMENTS
     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement utilizes the financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

     SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. However, in December 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 127 (SFAS 127), "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement defers the effective date of certain provisions for one year (December 31, 1997). The deferred provisions relate to repurchase agreements, dollar-roll transactions, securities lending, and similar transactions. The effective date for all other transfers and servicing of financial assets is unchanged. Management does not believe that the adoption of SFAS 125 will have a material impact on the Company's financial statements.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement supercedes Accounting Principles Board Opinion No. 15 (APB
15), "Earnings Per Share," and simplifies earnings per share computations by replacing primary earnings per share with basic earnings per share, which shows no effects from dilutive securities. Entities with complex capital structures will have to show diluted earnings per share, which is similar to the fully diluted earnings per share computation under APB 15. Had SFAS 128 been effective on June 30, 1997, the Company would have had basic earnings per share of $1.06 and $1.08 and diluted earnings per share of $1.03 and $1.05 for the years ended June 30, 1997 and 1996, respectively.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 129 (SFAS 129), "Disclosure of Information About Capital Structure." This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement consolidates existing disclosure requirements on capital structure. The adoption of SFAS 129 is not expected to have a significant impact on the financial condition or results of operations of the Company.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 is effective July 1, 1998. Under SFAS 130, a company will begin showing changes in assets and liabilities in a new comprehensive income statement or alternative presentation as opposed to showing some of the items as transactions in shareholders' equity accounts. Upon adoption, all comparative annual and interim financial statements will present a comprehensive income statement or alternative disclosure, for all years presented. The adoption of SFAS 130 is not expected to have a significant impact on the financial condition or results of operations of the Company.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 is effective July 1, 1998, and requires disclosure of certain financial information by segments of a company's business. The adoption of SFAS 131 is not expected to have a significant impact on the financial condition or results of operations of the Company.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

EARNINGS PER SHARE
     Earnings per share has been computed based on the weighted average number of shares and common stock equivalents outstanding during the period after retroactive consideration of any stock dividends authorized, which totaled 972,092, 968,513 and 945,650 shares for the years ended June 30, 1997, 1996 and
1995, respectively. Stock options, as described in Note N, are considered to be common stock equivalents for purposes of calculating earnings per share.


STOCK-BASED COMPENSATION

     The Company accounts for stock options under Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Effective July 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." As provided by SFAS 123, the Company has elected to continue applying the provisions of APB 25 in determining its net income relative to stock-based compensation. The Company has adopted the SFAS 123 requirement that a company disclose the pro forma net income and pro forma earnings per share for the years ending June 30, 1997 and 1996, as if the alternative fair-value-based accounting method in SFAS 123 had been used in determining net income. The adoption of SFAS 123 did not have a significant impact on the financial condition or results of operations of the Company.


FINANCIAL INSTRUMENTS
     In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. (See Note R.)


FAIR VALUES OF FINANCIAL INSTRUMENTS
     The Company uses the following methods and assumptions in estimating fair values of financial instruments:

     Cash and cash equivalents--The carrying amount of cash and cash equivalents approximates the estimated fair value.

     Interest-bearing deposits in other banks--The carrying amount of interest-bearing deposits in other banks approximates the estimated fair value.

     Investment securities--The fair value of investment securities held to maturity and available for sale is estimated based on quotes received from independent pricing services. The carrying amount of Federal Home Loan Bank stock approximates fair value.

     Mortgage loans held for sale--For these short-term instruments, the fair value is determined from quoted current market rates.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

     Loans--For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For all other loans, fair values are calculated by discounting the contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan, or by using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amount of accrued interest reported approximates the estimated fair value.

     Deposits--The fair value of deposits with no stated maturity, such as demand, NOW and money market, and savings accounts, is equal to the amount payable on demand at year-end. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

     Federal Home Loan Bank advances--The fair value of the fixed rate advances are estimated using discounted cash flow analyses based on the current borrowing rate for similar types of credit instruments. For variable rate advances that reprice frequently, fair values are based on carrying value.

     Accrued interest--The carrying amount of accrued interest receivable and payable approximates fair value.

     Off-balance-sheet instruments--Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrowers' credit standing.


CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and amounts on overnight deposit as interest-bearing deposits with the Federal Home Loan Bank.


RECLASSIFICATIONS
     Certain reclassifications have been made in the financial statements for the years ended June 30, 1996 and 1995, to conform with the presentation for the year ended June 30, 1997.


NOTE B--MERGER

     On May 29, 1997, the Company and Regions Financial Corporation executed a definitive agreement (Agreement) to merge the two companies. The merger will be accounted for as a purchase under generally accepted accounting principles. The merger is subject to regulatory and shareholder approval and is expected to be consummated in the fourth quarter of 1997.

     These financial statements have been prepared on the basis of the Company retaining its present corporate structure and ownership and the Bank retaining its thrift charter. No adjustments have been made to reflect the tax consequences of the Company being acquired, including recapture of tax loan loss reserves; penalties for cancellation of existing contracts with vendors; commissions or fees payable to the investment banker or other parties (other than fee for fairness opinion); the effects of any changes in accounting policies, principles or practices of the acquiror which differ from that of the Company; or any other expenses of the acquisition which were not actual liabilities as of June 30, 1997.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE C--CASH AND DUE FROM BANKS

     A bank is required to maintain average reserve balances with the Federal Reserve Bank, on deposit with national banks or in cash. The Bank's reserve requirement at June 30, 1997 and 1996, was approximately $338,000 and $343,000, respectively. The Bank maintained cash balances which were adequate to meet this requirement.


NOTE D--INVESTMENT SECURITIES AVAILABLE FOR SALE

     The amortized cost of investment securities and their approximate fair values were as follows at June 30:

                                                                            1997
                                                  ----------------------------------------------------------
                                                                     Gross           Gross
                                                    Amortized     Unrealized      Unrealized
                                                       Cost          Gains          Losses       Fair Value
                                                  ------------   ------------    ------------   ------------
Securities Available for Sale:
     U.S. Government and agency securities        $  1,522,088      $  13,617       $    --     $  1,535,705
     Mortgage-backed securities                        304,344         10,154        (3,691)         310,807
     State and municipal securities                  1,100,949          4,426           --         1,105,375
                                                  ------------      ---------      ---------    ------------
                                                  $  2,927,381      $  28,197      $  (3,691)   $  2,951,887
                                                  ============      =========      =========    ============

                                                                            1996
                                                  ----------------------------------------------------------
                                                                     Gross           Gross
                                                    Amortized     Unrealized      Unrealized
                                                       Cost          Gains          Losses       Fair Value
                                                  ------------   ------------    ------------   ------------
Securities Available for Sale:
     U.S. Government and agency securities        $  2,021,037      $  10,528      $    --      $  2,031,565
     Mortgage-backed securities                        356,037          6,193         (4,498)        357,732
     State and municipal securities                    879,096           --           (3,286)        875,810
                                                  ------------      ---------      ---------    ------------
                                                  $  3,256,170      $  16,721      $  (7,784)   $  3,265,107
                                                  ============      =========      =========    ============

     The unrealized gain on investment securities available for sale, net of the related deferred taxes of $9,312 and $3,039, is $15,194 and $5,898 at June 30, 1997 and 1996, respectively, and is included as a separate component of stockholders' equity.

     During December 1995, as permitted by generally accepted accounting principles, the Bank transferred investment securities totaling $3,511,274 from held to maturity to available for sale. The unrealized gain on these securities at the time of transfer was $31,578.

     The amortized cost and estimated fair value of investment securities at June 30, 1997, by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Mortgage-backed securities have been allocated based on stated maturity dates after considering assumed prepayment patterns.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE D--INVESTMENT SECURITIES AVAILABLE FOR SALE, (Continued)

                                             Available for Sale
                                        ----------------------------
                                         Amortized          Fair
                                            Cost            Value
                                        ------------    ------------
Due in one year or less                 $  1,516,511    $  1,521,270
Due from one year to five years              565,980         568,704
Due from five years to ten years             636,787         655,844
Due after ten years                          208,103         206,069
                                        ------------    ------------
                                        $  2,927,381    $  2,951,887
                                        ============    ============

     Proceeds from sales of investment securities available for sale during the years ended June 30, 1997, 1996 and 1995, were $0, $0 and $643,578, respectively, with gross gains of $0, $0 and $598,411 and gross losses of $0, $0 and $0 realized on those sales. Maturities of investment securities available for sale during the years ended June 30, 1997, 1996 and 1995 were $404,283, $1,707,966 and $150,637, respectively.

     Investment securities with amortized costs of $102,354 and $118,157 and approximate fair values of $106,802 and $121,197 at June 30, 1997 and 1996, respectively, were pledged to secure public funds and certain other deposits as required by law.

     At June 30, 1997, the Company has no outstanding derivative financial instruments such as swaps, options, futures or forward contracts.


NOTE E--LOANS

     A summary of loans by type is as follows at June 30:

                                             1997           1996
                                        -------------   -------------
Real estate--mortgage                   $  60,608,089   $  59,364,656
Real estate--construction                  16,953,456      12,346,179
Commercial                                  1,862,657       2,447,710
Consumer installment and other loans        2,787,975       2,523,784
                                        -------------   -------------
                                           82,212,177      76,682,329
Less:  Deferred loan fees                    (127,069)       (158,210)
       Allowance for loan losses             (739,916)       (687,662)
                                        -------------   -------------
Loans, net                              $  81,345,192   $  75,836,457
                                        =============   =============

     Most of the Bank's business activity is with customers located within its market area of Spalding County and the surrounding area. At June 30, 1997 and 1996, the Bank had a concentration of credit risk totaling approximately $79,100,000 and $71,700,000, respectively, in loans secured by real estate.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE E--LOANS, (Continued)

     Nonaccrual and restructured loans at June 30, 1997 and 1996, totaled approximately $1,977,561 and $933,000, respectively. If these loans had been accruing interest in accordance with their contractual terms, interest income for the years ended June 30, 1997 and 1996, respectively, would have been approximately $94,000 and $25,000 higher. Loans on which the accrual of interest has been discontinued or reduced totaled approximately $22,000 at June 30, 1995. There was no significant reduction in interest income associated with nonaccrual and renegotiated loans for the year ended June 30, 1995.

     The following is a summary of transactions in the allowance for loan losses for the years ended June 30:

                                      1997         1996         1995
                                   ----------   ----------   ----------
Balance, beginning of year         $  687,662   $  682,825   $  672,421
Provision charged to operations        67,000       29,550       20,023
Loans charged off                     (14,746)     (24,713)      (9,619)
                                   ----------   ----------   ----------
Balance, end of year               $  739,916   $  687,662   $  682,825
                                   ==========   ==========   ==========

     The Bank has contracts with secondary market investors which contain various recourse provisions for 30-120 days from the date loans are sold. Loans sold with recourse which are not reflected in the consolidated balance sheets totaled approximately $36,911,000 and $52,166,000 at June 30, 1997 and 1996,
respectively. At June 30, 1997 and 1996, the cumulative outstanding balance of repurchased loans totaled approximately $1,600,000 and $1,400,000.

     At June 30, 1997 and 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 totaled $1,530,571 and $0, respectively, and these loans had a corresponding valuation allowance of $119,476 and $0, respectively. The impaired loans were measured for impairment based primarily on the value of underlying collateral. For the years ended June 30, 1997 and 1996, the average recorded investment in impaired loans was approximately $765,286 and $0, respectively. The Company recognized no interest on impaired loans during the portion of the year that they were impaired in the year ended June 30, 1997 and 1996, respectively.

     The Company uses several factors in determining if a loan is impaired under SFAS 114. Generally, nonaccrual loans as well as loans classified by internal loan review are reviewed for impairment. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers' financial data, and borrowers' operating factors such as cash flows, operating income or loss, etc.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE F--PREMISES AND EQUIPMENT

     Major classifications of premises and equipment are as follows at June 30:

                                          1997            1996
                                     -------------   -------------
Land                                 $      42,961   $      42,961
Buildings                                1,064,026       1,050,857
Furniture, fixtures and equipment        1,729,313       1,757,584
                                     -------------   -------------
                                         2,836,300       2,851,402
Less: Accumulated depreciation          (1,724,131)     (1,616,591)
                                     -------------   -------------
Premises and equipment, net          $   1,112,169   $   1,234,811
                                     =============   =============

     Depreciation and amortization expense for the years ended June 30, 1997, 1996 and 1995 was $223,980, $338,525 and $560,916, respectively.

     The Bank is obligated under several noncancellable operating leases with remaining terms in excess of one year. Future minimum annual rentals required under the terms of these leases are as follows at June 30, 1997:

Years ended June 30,
  1998                             $    49,313
  1999                                  49,313
  2000                                  49,313
  2001                                  25,313
  2002                                  25,313
  Thereafter                           455,634
                                   -----------
                                   $   654,199
                                   ===========

     Rental expense for the years ended June 30, 1997, 1996 and 1995 was $179,607, $195,284 and $357,954, respectively.


NOTE G--OTHER REAL ESTATE

     The following is a summary of transactions in the reserve for losses on other real estate for the years ended June 30:

                                     1997      1996      1995
                                   --------  --------  --------
Balance, beginning of year         $ 25,400  $ 32,000  $ 32,000
Provision charged to expense          --        --        --
Losses charged off                    --       (6,600)    --
                                   --------  --------  --------
Balance, end of year               $ 25,400  $ 25,400  $ 32,000
                                   ========  ========  ========

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE G--OTHER REAL ESTATE, (Continued)

     Net income from other real estate leased totaled $17,368, $17,185 and $9,137 for 1997, 1996 and 1995, respectively.


NOTE H--EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

     The Bank has a contributory 401(k) employee savings plan available to all eligible employees, subject to certain minimum age and service requirements. Under the provisions of the plan, employees may contribute from 1 to 12 percent of their salary up to the legal contribution limit; the Bank matches 50 percent of the employees' contributions up to a maximum of 4 percent. Amounts expensed in the years ended June 30, 1997, 1996 and 1995 as a result of the Bank's contributions to the plan totaled $26,999, $32,951 and $10,549, respectively.

     The Bank maintains a deferred compensation plan for certain directors which provides for the deferral of fees for those directors. Participants will generally receive payment in monthly cash distributions upon reaching the age of 70 1/2. Amounts expensed under the plan totaled $21,593, $24,609 and $24,898 in the years ended June 30, 1997, 1996 and 1995, respectively.


NOTE I--LOAN SERVICING

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The approximate unpaid principal balances of these loans are as follows at June 30:

                                                1997           1996
                                          -------------  -------------
Mortgage loan portfolios serviced for:
 FHLMC                                    $  88,163,000  $  93,322,000
Other investors                                 875,000        422,000
                                          -------------  -------------
                                          $  89,038,000  $  93,744,000
                                          =============  =============

     Custodial escrow balances maintained in connection with the foregoing loan servicing contracts are not included in the accompanying consolidated balance sheets and were approximately $444,000 and $447,000 at June 30, 1997 and 1996, respectively.


NOTE J--TIME DEPOSITS

     The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $9,481,000 and $7,627,000 at June 30, 1997 and 1996,
respectively.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE J--TIME DEPOSITS, (Continued)

     Scheduled maturities of time deposits are as follows at June 30, 1997:

Years ended June 30,
         1998                                         $  37,321,551
         1999                                            10,800,110
         Thereafter                                       7,882,294
                                                      -------------
                                                      $  56,003,955
                                                      =============

NOTE K--FEDERAL HOME LOAN BANK ADVANCES

     The Bank utilizes borrowings as needed for liquidity purposes in the form of Federal Home Loan Bank advances. At June 30, 1997, the Bank had a credit line for Federal Home Loan Bank advances of $20,000,000. During the year ended June 30, 1997, the Bank received Federal Home Loan Bank advances of $39,400,000 and repaid advances of $36,096,668. The advances are collateralized by one-to-four family residential mortgage loans.

The following Federal Home Loan Bank advances were outstanding as of June 30:

                                                                                          Current Balance
                                                                                -------------------------------
                                                                                      1997          1996
                                                                                -------------    --------------
$250,000 principal balance, 7.31 percent fixed rate, granted 6/25/96, payable in semiannual installments of $12,500, interest payable monthly,
 matures 6/26/06                                                                $    225,000     $    250,000

$1,000,000 principal balance, 7.41 percent fixed rate, granted 6/25/96, payable in semiannual installments of $33,333.33, interest payable
 monthly, matures 6/27/11                                                            933,332        1,000,000

$100,000 principal balance, 7.36 percent fixed rate, granted 10/2/96,
 interest payable monthly, matures 10/5/06                                           100,000               --

$100,000 principal balance, 7.36 percent fixed rate, granted 10/2/96,
 interest payable monthly, matures 10/2/06                                            95,000               --

$1,200,000 principal balance, 6.14 percent fixed rate, granted 10/7/96,
 interest payable monthly, matures 11/9/98                                         1,200,000               --

$2,000,000 principal balance, 6.48 percent daily floating rate, granted
 12/2/96, interest payable monthly, matures 12/2/97                                2,000,000               --
                                                                                ------------     ------------
                                                                                $  4,553,332     $  1,250,000
                                                                                ============     ============

     The average balance of Federal Home Loan Bank advances outstanding during the year ended June 30, 1997 and 1996, were approximately $5,477,000 and $20,000, respectively.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE K--FEDERAL HOME LOAN BANK ADVANCES, (Continued)

     The maximum amount of Federal Home Loan Bank advances outstanding at any month-end during the years ended June 30, 1997 and 1996, was approximately $10,950,000 and $1,250,000, respectively.

     The principal amounts of Federal Home Loan Bank advances due during each of the next five years are as follows as of June 30, 1997:

Years ended June 30,
     1998                                $ 2,101,667
     1999                                  1,301,667
     2000                                    101,667
     2001                                    101,667
     2002                                    101,667
     Thereafter                              844,997
                                        ------------
                                        $  4,553,332
                                        ============

NOTE L--INCOME TAXES

     The consolidated components of income tax expense consisted of the following for the years ended June 30:

                                   1997          1996         1995
                                ----------   ----------   ----------
Current--
 Federal                        $  552,905   $  569,519   $  383,983
 State                              43,750       38,631           --
                                ----------   ----------   ----------
                                   596,655      608,150      383,983
                                ----------   ----------   ----------
Deferred--
 Federal                           (85,896)     (68,362)     (69,893)
 State                             (16,126)      (8,042)     (10,693)
                                ----------   ----------   ----------
                                  (102,022)     (76,404)     (80,586)
                                ----------   ----------   ----------
                                $  494,633   $  531,746   $  303,397
                                ==========   ==========   ==========

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE L--INCOME TAXES, (Continued)

     A reconciliation of income tax expense computed at the Federal statutory tax rate to total income taxes is as follows at June 30:

                                                                   1997           1996          1995
                                                               ------------   ------------   ----------
Pretax income                                                  $  1,500,630   $  1,550,599   $  928,431
                                                               ============   ============   ==========

Income tax at Federal statutory rate                           $    510,214   $    527,204   $  315,667
Increase (decrease) resulting from:
 Tax-exempt income, net of nondeductible interest                   (54,718)       (11,407)     (12,911)
 State income taxes, net of Federal benefit                          18,232         20,189       (7,057)
 Other, net                                                          20,905         (4,240)       7,698
                                                               ------------   ------------   ----------
                                                               $    494,633   $    531,746   $  303,397
                                                               ============   ============   ==========

   The consolidated components of deferred income taxes are as follows at June
30:

                                                        1997        1996
                                                    ----------   ---------
Deferred tax assets:
 Allowance for possible loan losses                  $    7,650   $      --
 Deferred compensation                                  119,936     110,531
 Deferred loan fees, net                                 48,286      60,120
 Nonaccrual loan interest                                28,830          --
 Deferred expenses                                       36,255          --
 Other                                                    6,837          --
 Accelerated tax depreciation                                --      72,985
                                                     ----------   ---------
   Total deferred tax asset                             247,794     243,636
                                                     ----------   ---------
Deferred tax liabilities:
 Accelerated tax depreciation                            36,281          --
 Allowance for possible loan losses                          --       7,841
 Unrealized gain on securities available for sale         9,312       3,039
 Change in accounting method on loan fees                    --      87,860
 Other                                                       --      48,941
                                                     ----------   ---------
   Total deferred tax liability                          45,593     147,681
                                                     ----------   ---------

   Net deferred tax asset                            $  202,201   $  95,955
                                                     ==========   =========


     The net deferred tax asset is included as a component of other assets in the consolidated balance sheets.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE L--INCOME TAXES, (Continued)

     The Company did not establish a valuation allowance related to the net deferred tax asset due to taxes paid within the carryback period being sufficient to offset future deductions resulting from the reversal of these temporary differences.

     The Bank was permitted under the prior Internal Revenue Code to deduct an annual addition to the reserve for bad debts in determining taxable income, subject to certain limitations. This addition differs from the provision for loan losses used for financial reporting purposes. Deferred taxes have been provided on the difference between the tax and financial statement reserves subsequent to June 30, 1988. No deferred taxes have been provided on the income tax reserves prior to June 30, 1988, of $2,974,000. This tax reserve for bad debts is included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because the Bank does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided.

     In August of 1996, a bill was signed into law containing relief for savings institutions from recapture of bad debt reserves. The law's provisions are effective for tax years beginning after December 31, 1995, which impacts the Company's fiscal year ended June 30, 1997. The new law eliminates the future use of the Internal Revenue Code Section 593 reserve method of accounting for bad debts by savings institutions; forgives recapture of pre-1988 base year reserves; and requires the recapture of post-1987 reserves ratably over a six-year period beginning with the first post-1995 taxable year. The onset of recapture can be delayed for one or two years if an institution meets a residential loan originations requirement in effect for the years ended June 30, 1997 and 1998. To qualify for a deferral each year, an institution will be required to lend as much in dollar terms on residential real estate as in the average of the most recent six years. The residential loan calculation does not include refinancing and home equity loans. The Company has not yet determined whether it qualifies for this deferral. However, it has determined that there will not be a material effect on earnings resulting from the recapture, due to the provision of deferred taxes in the years subsequent to 1987 when the tax provisions for bad debts exceeds actual net loan charge-offs.

     Under the present Internal Revenue Code, certain events, such as the pending merger, may cause the Company's Bank subsidiary to become ineligible to maintain the reserve discussed above and the post-1987 tax reserve. For the thrift (Bank) merged into a bank or nonthrift entity in a nontaxable transaction, the ineligibility year is the year of the merger. The thrift (Bank) must restate its post-1987 bad debt reserve to zero and include its bad debt reserves (defined to include qualifying, nonqualifying, and supplemental reserves) in income ratably over a six-year period beginning in the ineligibility year or a shorter period if it ceases to engage in business during the six-year amortization period.


NOTE M--RELATED PARTY TRANSACTIONS

     As of June 30, 1997 and 1996, the Bank had direct and indirect loans which aggregated $1,508,692 and $1,441,193, respectively, outstanding to or for the benefit of certain of the Company's officers, directors, and their related interests. During the year ended June 30, 1997, $522,375 of such loans were made and repayments totaled $454,876. These loans were made in the ordinary course of business in conformity with normal credit terms, including interest rates and collateral requirements prevailing at the time for comparable transactions with other borrowers. These individuals and their related interests also maintain customary demand and time deposit accounts with the Bank.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE N--STOCKHOLDERS' EQUITY, (Continued)

     The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of core and tangible capital (as defined in the regulations) to total assets (as defined), and minimum ratios of risk-based capital (as defined) to risk-weighted assets (as defined). To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum ratios as set forth in the table. The Bank's actual capital amounts and ratios are also presented in the following table:

                                                                            1997
                                           ------------------------------------------------------------------------
                                                                        Adequately
                                             Well Capitalized           Capitalized
                                                Requirement             Requirement                  Actual
                                               Amount (Ratio)           Amount (Ratio)            Amount (Ratio)
                                           --------------------      -------------------      ---------------------
Tier 1 Leverage Capital (to Adjusted
  Total Assets)                            $  4,909,000    5.0%      $  3,927,000   4.0%      $  11,056,000   11.3%

Tier 1 Risk Based Capital (to Risk
  Weighted Assets)                         $  4,469,000    6.0%      $  2,980,000   4.0%      $  11,056,000   14.8%

Total Risk Based Capital (to Risk
  Weighted Assets)                         $  7,449,000   10.0%      $  5,959,000   8.0%      $  11,608,000   15.6%

                                                                            1996
                                           ------------------------------------------------------------------------
                                                                          Adequately
                                              Well Capitalized            Capitalized
                                                Requirement               Requirement                Actual
                                               Amount (Ratio)            Amount (Ratio)           Amount (Ratio)
                                           --------------------      ---------------------    ---------------------
Tier 1 Leverage Capital (to Adjusted
 Total Assets)                             $  4,698,000    5.0%      $  3,758,000   4.0%      $  11,682,000   11.8%

Tier 1 Risk Based Capital (to Risk
 Weighted Assets)                          $  4,649,000    6.0%      $  3,100,000   4.0%      $  11,088,000   14.3%

Total Risk Based Capital (to Risk
 Weighted Assets)                          $  7,749,000   10.0%      $  6,199,000   8.0%      $  11,600,000   15.0%



     Management believes that as of June 30, 1997, the Bank meets all capital requirements to which it is subject.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE N--STOCKHOLDERS' EQUITY, (Continued)

     The Company has two stock compensation plans as of June 30, 1997. The first plan was implemented on January 21, 1988, granting options to purchase common stock to directors and certain key officers. Stock options outstanding under this plan at June 30, 1997, are currently exercisable and expire on the tenth anniversary of the date of grant. The second plan was implemented on September 16, 1993. Stock options under this plan were granted to directors and key officers and employees. The options for the directors are exercisable as of the date of the grant. Stock options for key officers and employees become exercisable based on the number of years of employment. The stock options under this plan expire on the tenth anniversary of the date of grant. Prior to the execution of the Agreement, the Board of Directors approved the immediate vesting of all stock options held by the individual participants.

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company's net income and earnings per share would have been the pro forma amounts indicated below for the years ended June 30:

                                              1997          1996
                                         ------------    ------------
Net income
 As reported                             $  1,005,997    $  1,018,853
 Pro forma                               $  1,005,014    $  1,011,232

Primary earnings per share
 As reported                             $       1.03    $       1.05
 Pro forma                               $       1.03    $       1.04

     The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model and the following weighted average assumptions for options granted in the years ended June 30:

                                         1997           1996
                                        --------      --------
Dividend yield                           6.0%          6.0%
Risk-free interest rate                  7.1%          7.9%
Expected lives                           5 years       5 years
Volatility                               6.2%          6.2%

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE N--STOCKHOLDERS' EQUITY, (Continued)

     A summary of the status of the Company's stock compensation plans is as follows at June 30:

                                                        Outstanding         Option Price         Exercisable
                                                         Options             Per Share             Options
                                                       -------------    --------------------   -------------
June 30, 1994                                               95,530      $ 4.26    -   $15.50         79,635
 Options canceled                                               --        4.70    -     4.94         (4,615)
 Options increased due to stock dividend                     5,383               --                   3,479
 Options that became exercisable                                --             15.50                  3,277
 Options exercised                                         (10,646)       4.70    -     4.88        (10,646)
 Options granted                                                --               --                      --
                                                       -----------      --------------------   ------------
June 30, 1995                                               90,267       4.26    -     15.50         71,130
 Options canceled                                           (9,717)      4.26    -     14.06         (4,694)
 Options increased due to stock dividend                     3,729              --                    2,922
 Options that became exercisable                                --             15.50                  5,013
 Options exercised                                          (6,050)             4.48                 (6,050)
 Options granted                                             9,092             16.50                  9,092
                                                       -----------      --------------------   ------------
June 30, 1996                                               87,321       4.26    -     16.50         77,413
 Options canceled                                           (1,224)     13.39    -     15.42             --
 Options increased due to stock dividend                     4,452              --                    3,914
 Options that became exercisable                                --      13.39    -     16.19          9,222
 Options exercised                                          (7,521)      4.26    -     16.19         (7,521)
 Options granted                                             6,575      16.19    -     17.00          6,575
                                                       -----------      --------------------   ------------
June 30, 1997                                               89,603       4.06    -     16.19         89,603
                                                       ===========      ====================   ============


NOTE O--OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

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

     The Bank's exposure to credit loss in the event of nonperformance by the customer on the commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE O--OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS, (Continued)

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 1997 and 1996, unfunded commitments to extend credit were approximately $49,867,000 and $41,710,000, respectively. The Bank's experience has been that approximately 95 percent of loan commitments are drawn upon by customers.

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank had approximately $75,000 and $170,000 in irrevocable standby letters of credit outstanding at June 30, 1997 and 1996, respectively. The Bank was not required to perform on any standby letters of credit during 1997.

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

     On February 14, 1996, the Company entered into an agreement with Robinson-Humphrey. The Company agreed to pay Robinson-Humphrey a $90,000 fairness opinion fee and an incremental success fee (to be paid at closing) equal to 5 percent of the principal amount of any consideration paid that is above $20.00 per share. This incremental success fee has been estimated to be approximately $0. However, due to its contingency upon the merger being approved by the Company's shareholders and its regulators and being consummated with no significant changes in the market values of either company's stock, there has been no provisions made in these June 30, 1997, consolidated financial statements.

     The Company has entered into employment agreements with two executive officers which create certain liabilities in the event of the termination, other than a termination for cause, of a covered executive within one year following a change of control of the Company, within six months immediately prior to such a change of control or in the event of the death of the executive prior to the expiration date of the agreement. However, due to the employment agreements' contingency upon certain events occurring, no provisions have been made for future salary payments in these June 30, 1997, consolidated financial statements.

NOTE P--CONTINGENCIES

     The Company is from time to time a defendant in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at June 30, 1997, will have a materially adverse effect on the consolidated financial statements.

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE Q--SUPPLEMENTAL FINANCIAL DATA

     In September of 1996, a bill was signed into law which provides for the ultimate merger of the Savings Association Insurance Fund (SAIF) into the larger and fully capitalized Bank Insurance Fund (BIF). This legislation requires the Company and all other depository institutions having SAIF-insured deposits to pay a one-time assessment to recapitalize the SAIF, which had become undercapitalized due to claims against the fund. The obligations to pay the special assessment became fixed on September 30, 1996, and was paid on November 27, 1996. On September 30, 1996, the Company recorded a charge to earnings in the amount of $552,850 to provide for this obligation. The deposit insurance expense recorded for the year ended June 30, 1997, was $671,106, reflecting the one-time assessment, and the recurring premium expense of $118,256, and for the years ended June 30, 1996 and 1995, the recurring premium expenses were $201,149 and $200,120, respectively. However, the legislation also provides for a reduction in the recurring insurance premiums on SAIF-insured deposits following the recapitalization. Based on its risk category, the Company anticipates a significant reduction in its recurring deposit insurance expense in the future.

     Components of other expense in excess of 1 percent of total income are as follows at June 30:

                               1997        1996        1995
                             --------    --------    --------
FDIC insurance premiums    $  118,256  $  201,149  $  200,120
Data processing               222,254     180,949     157,583
Professional fees             107,038     110,087     195,090
Other taxes                    75,848      83,863      96,136
Stationary and supplies        61,637      80,369      83,412

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE R--FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are as follows at June 30:

                                                         1997                          1996
                                             -----------------------------  --------------------------
                                                Carrying      Estimated       Carrying      Estimated
                                                 Value        Fair Value       Value        Fair Value
                                             -------------  --------------  ------------  ------------
Financial assets:
 Cash and cash equivalents                  $     561,388  $     561,388  $     813,597  $     813,597
 Interest-bearing deposits in other banks       5,169,734      5,169,734      5,002,348      5,002,348
 Investment securities available for sale       2,951,887      2,951,887      3,265,107      3,265,107
 Federal Home Loan Bank stock                     944,200        944,200        944,200        944,200
 Loans held for sale                            3,862,253      3,917,793      4,767,777      4,828,926
 Loans                                         82,212,178     82,516,591     76,682,329     77,154,045
 Accrued interest receivable                    1,242,609      1,242,609      1,215,952      1,215,952


Financial liabilities:
 Noncontractual deposits                    $  23,375,260  $  23,375,260  $  24,441,089  $  24,441,089
 Contractual deposits                          56,003,955     55,930,939     54,048,892     53,731,736
 Federal Home Loan Bank advances                4,553,332      4,545,659      1,250,000      1,250,000
 Accrued interest payable                         296,705        296,705        297,379        297,379


Off-balance-sheet instruments:
 Undisbursed credit lines                                  $  50,051,508                 $  41,966,517
 Standby letters of credit                                        75,278                       171,046

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE S--CONDENSED FINANCIAL INFORMATION OF G F BANCSHARES, INC.


                           CONDENSED BALANCE SHEETS
                                 (PARENT ONLY)

                                                                      June 30,
                                                              -------------------------
                                                                 1997           1996
                                                              ----------    -----------
           ASSETS

Cash on deposit with subsidiary                            $   1,768,319  $   1,606,309
Investment in subsidiary                                      10,983,166     11,088,162
Other assets                                                      50,030         31,821
                                                              ----------    -----------
      TOTAL ASSETS                                         $  12,801,515  $  12,726,292
                                                              ==========    ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
 Common stock                                              $     948,316  $     895,946
 Surplus                                                       7,152,571      6,385,508
 Retained earnings                                             4,685,434      5,438,940
 Unrealized gains on investment securities available for
  sale                                                            15,194          5,898
                                                              ----------    -----------
      TOTAL STOCKHOLDERS' EQUITY                              12,801,515     12,726,292
                                                              ----------    -----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                $  12,801,515  $  12,726,292
                                                              ==========    ===========

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE S--CONDENSED FINANCIAL INFORMATION OF G F BANCSHARES, INC., (Continued)


                        CONDENSED STATEMENTS OF INCOME
                                 (PARENT ONLY)

                                                                      For the years ended June 30,
                                                                ---------------------------------------
                                                                   1997          1996           1995
                                                                ---------    -----------   ------------
Dividends from subsidiary                                    $  1,150,000   $    875,400  $   1,986,030
Expenses                                                           47,920         48,530         43,015
                                                                ---------    -----------   ------------
INCOME BEFORE INCOME TAX BENEFIT
 AND EQUITY IN UNDISTRIBUTED
 EARNINGS OF SUBSIDIARY                                         1,102,080        826,870      1,943,015

Income tax benefit                                                 18,209         16,500             --
                                                                ---------    -----------   ------------
INCOME BEFORE EQUITY IN
 UNDISTRIBUTED EARNINGS OF
 SUBSIDIARY                                                     1,120,289        843,370      1,943,015

Equity in undistributed earnings (distributions in excess
 of earnings) of subsidiary                                      (114,292)       175,483     (1,317,981)
                                                                ---------    -----------   ------------

   NET INCOME                                                $  1,005,997   $  1,018,853   $    625,034
                                                                =========    ===========   ============

                             G F BANCSHARES, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE S--CONDENSED FINANCIAL INFORMATION OF G F BANCSHARES, INC., (Continued)


                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (PARENT ONLY)

                                                                  For the years ended June 30,
                                                            ---------------------------------------
                                                               1997           1996           1995
                                                            ----------    -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                              $  1,005,997   $  1,018,853   $    625,034
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Equity in undistributed earnings of subsidiary                 --       (175,483)            --
    Distributions in excess of earnings of subsidiary         114,292             --      1,317,981
    Increase in other assets                                  (18,209)       (16,499)            --
                                                            ----------    -----------    ----------
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES                                           1,102,080        826,871      1,943,015
                                                            ----------    -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                        57,000         27,093         50,725
 Cash dividends paid                                         (993,754)      (851,149)      (737,247)
 Stock dividend payment for fractional shares                  (3,316)        (3,085)        (3,210)
                                                            ----------    -----------    ----------
      NET CASH USED BY FINANCING
       ACTIVITIES                                            (940,070)      (827,141)      (689,732)
                                                            ----------    -----------    ----------

NET INCREASE (DECREASE) IN CASH                               162,010           (270)     1,253,283

CASH AT BEGINNING OF YEAR                                   1,606,309      1,606,579        353,296
                                                            ----------    -----------    ----------

CASH AT END OF YEAR                                      $  1,768,319   $  1,606,309    $ 1,606,579
                                                            ==========    ===========    ==========