Form 10KSB/A
period 1997-06-30
GF BANCSHARES INC
filed 1997-10-02
CIK 892792

------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                 FORM 10-KSB/A

                                AMENDMENT NO. 1

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

The aggregate market value of the voting stock held by non-affiliates of Issuer at September 8, 1997 was $12,704,644 based on private trades at $17 per share, although there is no established trading market.

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

Name of                          Number      Percentage
Beneficial Owner(1)           of Shares(2)  Ownership(3)
----------------------------  ------------  -------------

Jerry L. Savage(4)               79,425            8.0%

James C. Owen, Jr.               35,916            3.6
Director

William T. Ramsey                45,003            4.5
Director

Ron J. Franklin                  44,724(5)         4.4
President, Chief Executive
Officer and Director

Robert H. Crossfield             23,691            2.4
Director

Frank A. Thomas                  21,489            2.2
Director

F. Dan Boyd                      26,064            2.6
Director

Lee Roy Claxton                  33,879            3.4
Director

Scott H. Searcy, Jr.             32,303(6)         3.3
Director

All directors and executive
officers as a group
(14 persons)                    290,939           28.4
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



             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

     The Registrant hereby amends the disclosure of the aggregate market value of the voting stock held by non-affiliates as set forth on the preceding cover page and the disclosure under Item 11 of Part III as set forth in the following pages hereof.



                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 1, 1997.

                                       GF Bancshares, Inc.


                                       By:  /s/ Ron J. Franklin
                                           -----------------------------------
                                            Ron J. Franklin, President