Form 10QSB
period 1997-09-30
GF BANCSHARES INC
filed 1997-11-14
CIK 892792

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 1997

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

      For the transition period from                  to                .
                                     ----------------    ---------------

                          Commission File No. 33-52930


                              GF BANCSHARES, INC.
                 (Name of small business issuer in its charter)

          Georgia                                                58-2016968
-------------------------------                              ------------------
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

                                                 Name on each exchange on
               Title of each class                   which registered
                      None                                  None
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

As of September 30, 1997, there were 989,122 shares of Common Stock issued and outstanding. The registrant's voting stock is not regularly and actively traded in any established market, and there are no regularly quoted bid and asked prices for the registrant's voting stock.

                                     INDEX

                                                                          PAGE

PART 1.  FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited)

                 Consolidated Balance Sheets as of
                 September 30, 1997 and June 30, 1997                       3

                 Consolidated Statements of Income for the Three
                 Months Ended September 30, 1997 and 1996                   4

                 Consolidated Statements of Cash Flows for the
                 Three Months Ended September 30, 1997 and 1996           5-6

                 Notes to Consolidated Financial Statements              7-10

         Item 2. Management's Discussion and Analysis of Interim
                 Financial Condition or Plan of Operation for the
                 Three Months Ended September 30, 1997, compared
                 to the Three Months Ended September 30, 1996           11-14


PART II. OTHER INFORMATION

         Schedules Omitted:
         All schedules, other than those indicated above and below, are omitted because of the absence of the conditions under which they are required or because the information is
         included in the financial statements or related notes.            15

         Signature Page                                                    19

Item 1.  Financial Statements

                              GF BANCSHARES, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                          September 30,        June 30,
                                                                              1997              1997
                                                                          -------------      -----------
ASSETS

Cash and due from banks                                                   $   290,216        $   561,388
Interest-bearing deposits in other banks                                    5,339,866          5,169,734
Investment securities available for sale                                    2,927,033          2,951,887
Federal Home Loan Bank stock                                                  944,200            944,200
Mortgage loans held for sale                                                3,494,918          3,862,253
Loans, net                                                                 82,636,823         81,345,192
Premises and equipment, net                                                 1,083,142          1,112,169
Real estate owned, net                                                        504,069            504,069
Accrued interest receivable                                                 1,237,744          1,242,609
Other assets                                                                  460,495            745,730
                                                                          -----------        -----------
       TOTAL ASSETS                                                       $98,918,506        $98,439,231
                                                                          ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Noninterest-bearing demand                                            $ 2,609,606        $ 1,474,585
    Interest-bearing demand and money market                               17,861,273         18,257,241
    Savings                                                                 3,719,382          3,643,434
    Time                                                                   57,667,527         56,003,955
                                                                          -----------        -----------
       Total Deposits                                                      81,857,788         79,379,215

Federal Home Loan Bank advances                                             2,553,332          4,553,332
Unremitted escrow funds from borrowers                                        290,159            225,668
Unremitted funds on loans serviced for others                                 539,266            555,541
Accrued interest payable                                                      328,235            296,705
Other liabilities                                                             379,914            627,255
                                                                          -----------        -----------
       TOTAL LIABILITIES                                                   85,948,694         85,637,716
                                                                          -----------        -----------
STOCKHOLDERS' EQUITY
Preferred stock, 2,000,000 shares authorized,
  none issued and outstanding                                                       0                  0
Common stock, par value $1.00; 8,000,000 shares
  authorized, 989,122 and 948,316 shares issued
  and outstanding                                                             989,122            948,316
Surplus                                                                     7,453,541          7,152,571
Retained earnings                                                           4,511,554          4,685,434
Unrealized gains on investment securities available for sale                   15,595             15,194
                                                                          -----------        -----------
       TOTAL STOCKHOLDERS' EQUITY                                          12,969,812         12,801,515
                                                                          -----------        -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $98,918,506        $98,439,231
                                                                          ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements.

                              GF BANCSHARES, INC.
                                AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                         For the three months
                                                                          ended September 30,
                                                                         1997             1996
                                                                      ----------        ----------
INTEREST INCOME
  Loans, including fees                                               $2,070,809        $1,952,811
  Investment securities                                                   65,131            66,476
  Interest-bearing deposits in other bank                                 63,730            61,594
                                                                      ----------        ----------
     TOTAL INTEREST INCOME                                             2,199,670         2,080,881
                                                                      ----------        ----------
INTEREST EXPENSE
  Interest-bearing demand and money market deposits                      139,667           141,927
  Savings deposits                                                        28,149            28,967
  Time deposits                                                          853,774           794,543
  Federal Home Loan Bank advances                                         56,015            46,102
                                                                      ----------        ----------

     TOTAL INTEREST EXPENSE                                            1,077,605         1,011,539
                                                                      ----------        ----------
     NET INTEREST INCOME                                               1,122,065         1,069,342

PROVISION FOR LOAN LOSSES                                                 15,000            15,000
                                                                      ----------        ----------
     NET INTEREST INCOME AFTER PROVISION FOR
       LOAN LOSSES                                                     1,107,065         1,054,342
                                                                      ----------        ----------
OTHER INCOME
  Service charges and fees                                               103,671           118,600
  Gain on loan production office operations                               66,436            42,432
  Other income                                                            24,258            11,092
                                                                      ----------        ----------
     TOTAL OTHER INCOME                                                  194,365           172,124
                                                                      ----------        ----------
OTHER EXPENSE
  Salaries and employee benefits                                         367,238           370,124
  Net occupancy expense                                                   90,854            78,228
  Other expense (note E)                                                 250,201           800,948
                                                                      ----------        ----------
     TOTAL OTHER EXPENSE                                                 708,293         1,249,300
                                                                      ----------        ----------

  INCOME (LOSS) BEFORE INCOME TAXES                                      593,137           (22,834)

INCOME TAX EXPENSE (BENEFIT)                                             223,000           (22,000)
                                                                      ----------        ----------
     NET INCOME (LOSS)                                                $  370,137        $     (834)
                                                                      ==========        ==========

EARNINGS PER SHARE                                                    $     0.38        $    (0.00)
                                                                      ==========        ==========
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                                 $  965,214        $  906,383
                                                                      ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                              GF BANCSHARES, INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   For the three months
                                                                    ended September 30,
                                                              --------------------------------
                                                                  1997                 1996
                                                              -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                           $  370,137          $      (834)

   Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
         Depreciation                                              43,619               69,104
         Provision for loan losses                                 15,000               15,000
         Decrease in mortgage loans held for sale                 367,335              171,121
         Decrease in other assets                                 285,235              316,305
         Decrease in interest receivable                            4,865                8,827
         Increase in interest payable                              31,530               14,370
         Increase (decrease) in unremitted funds on
           loans serviced for others                              (16,275)              39,190
         (Increase) decrease in other liabilities                (247,341)             462,806
                                                              -----------          -----------
            NET CASH PROVIDED BY OPERATING
                ACTIVITIES                                        854,105            1,095,889
                                                              -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Principal repayments of investment securities
     available for sale                                            25,255                    -
   Proceeds from maturities of investment securities
     available for sale                                                 -               15,720
   Net increase in loans                                       (1,306,631)          (4,421,851)
   Purchases of premises and equipment                            (14,592)              (5,935)
                                                              -----------          -----------
            NET CASH USED BY INVESTING ACTIVITIES             $(1,295,968)         $(4,412,066)
                                                              ===========          ===========

                                  (Continued)


The accompanying notes are an integral part of these consolidated financial statements.

                              GF BANCSHARES, INC.
                                AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS, (Continued)
                                  (Unaudited)

                                                                                        For the three months
                                                                                         ended September 30,
                                                                                   --------------------------------
                                                                                       1997                 1996
                                                                                   -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Net increase (decrease) in demand, money market and savings accounts            $   815,001          $  (159,631)
   Net increase (decrease) in time deposits                                          1,663,572             (525,989)
   Repayment of FHLB Advances                                                       (2,000,000)                   0
   Net increase (decrease) in unremitted funds for taxes and insurance                  64,491             (135,038)
   Proceeds from exercise of stock options                                             341,776               21,031
   Cash dividends paid                                                                (544,017)            (523,467)
                                                                                   -----------          -----------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                  340,823           (1,323,094)
                                                                                   -----------          -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (101,040)          (4,639,271)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     5,731,122            5,815,945
                                                                                   -----------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 5,630,082          $ 1,176,674
                                                                                   ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH PAID:
   Interest                                                                        $ 1,046,075          $   965,437
                                                                                   ===========          ===========
   Income taxes                                                                    $     2,500          $   255,000
                                                                                   ===========          ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
   Acquisition of real estate in settlement of loans                               $         -          $    55,323
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

                              GF BANCSHARES, INC.
                                AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in GF Bancshares, Inc.'s (the "Company") Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

EARNINGS PER SHARE

Earnings per share and common equivalent shares are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding after consideration of the dilutive effect of stock options as of the date of issuance of financial statements.


NOTE B - MERGER

On May 29, 1997, the Company and Regions Financial Corporation executed a definitive agreement (Agreement) to merge the two companies. The merger will be accounted for as a purchase under generally accepted accounting principles. The merger is subject to regulatory and shareholder approval and is expected to be consummated in the fourth quarter of 1997.

These financial statements have been prepared on the basis of the Company retaining its present corporate structure and ownership and the Bank retaining its thrift charter. No adjustments have been made to reflect the tax consequences of the Company being acquired, including recapture of tax loan loss reserves; penalties for cancellation of existing contracts with vendors; commissions for fees payable to the investment banker or other parties (other than fee for fairness opinion); the effects of any changes in accounting policies, principles or practices of the acquiror which differ from that of the Company; or any other expenses of the acquisition which were not actual liabilities as of September 30, 1997 or June 30, 1997.


NOTE C - NEW AND PENDING ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS 121 in fiscal year 1997. The provisions of SFAS 121 require the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 did not have a material impact on the Company's earnings in fiscal year ended June 30, 1997 or in the quarter ended September 30, 1997.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 122 (SFAS 122), "Mortgage Servicing Rights", as an amendment to SFAS 65. The Company adopted SFAS 122 in fiscal year 1997. The provisions of SFAS 122 eliminate the accounting distinction between rights to service mortgage loans that are acquired through loan origination (and subsequently sold) and those acquired through purchase. The adoption did not have a material impact on the Company's earnings in fiscal year ended June 30, 1997 or in the quarter ended September 30, 1997.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." The Company adopted SFAS 123 in fiscal year 1997. SFAS 123 established a method of accounting for stock compensation plans based on fair value. Companies are permitted to continue to use the existing method of accounting but are required to disclose pro forma net income and earnings per share as if SFAS 123 had been used to measure compensation cost. Based on the provisions of the Company's stock option plans, the Company has determined that there is no material effect from adoption of SFAS 123.

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

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No.15 (APB
15), "Earnings Per Share" and simplifies earnings per share computations by replacing primary earnings per share with basic earnings per share, which shows no effects from dilutive securities. Entities with complex capital structures will have to show diluted earnings per share, which is similar to the fully diluted earnings per share computation under APB 15. Had SFAS 128 been effective on September 30, 1997, the Company would have had basic earnings per share of $.38 and diluted earnings per share of $.38 for the three months ended September 30, 1997.

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

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 is effective July 1, 1998. Under SFAS 130, a company will begin showing changes in assets and liabilities in a new comprehensive income statement of alternative presentation as opposed to showing some of the items as transactions in shareholders' equity accounts. Upon adoption, all comparative annual and interim financial statements will present a comprehensive income statement or alternative disclosure, for all years presented. The adoption of SFAS 130 is not expected to have a significant impact on the financial condition or results of operations of the Company.

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

NOTE D - RECENT LEGISLATION

In August of 1996, a bill was signed into law containing relief for savings institutions from recapture of bad debt reserves. The law's provisions are effective for tax years beginning after December 31, 1995, which impacted the Company's fiscal year ended June 30, 1997. The new law eliminates the future use of the Internal Revenue Code Section 593 reserve method of accounting for bad debts by savings institutions; forgives recapture of pre-1988 base year reserves; and requires the recapture of post-1987 reserves ratably over a six-year period beginning with the first post-1995 taxable year. The onset of recapture can be delayed for one or two years if an institution meets a residential loan originations requirement in effect in 1997 and 1998. To qualify for a deferral each year, an institution will be required to lend as much in dollar terms on residential real estate as in the average of the most recent six years. The residential loan calculation does not include refinancing and home equity loans. The Company has not yet determined whether it qualifies for this deferral. However, it has determined that there will not be a material effect on earnings resulting from the recapture, due to the provision of deferred taxes in the years subsequent to 1987 when the tax provisions for bad debts exceeds actual net loan charge-offs.

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

In September of 1996, a bill was signed into law which provides for the ultimate merger of the Savings Association Insurance Fund ("SAIF") into the larger and fully capitalized Bank Insurance Fund ("BIF"). This legislation requires the Company and all other depository institutions having SAIF-insured deposits to pay a one-time assessment to recapitalize the SAIF, which had become undercapitalized due to claims against the fund. The obligations to pay the special assessment became fixed on September 30, 1996 and were paid on November 27, 1996. On September 30, 1996, the Company recorded a charge to earnings in the amount of $552,850 to provide for this obligation. This charge is therefore reflected in the Financial Statements, to which these notes are attached, and had a negative effect on earnings for the three months ended September 30, 1996. The deposit insurance expense recorded for the three months ended September 30, 1996 was $603,494, reflecting the one-time assessment, and the recurring premium expense of $50,644. However, the legislation also provides for a reduction in the recurring insurance premiums on SAIF-insured deposits following the recapitalization. Based on its risk category, the Company anticipates a significant reduction in its recurring deposit insurance expense in the future.

NOTE E - SUPPLEMENTAL FINANCIAL DATA

Components of other expense in excess of 1% of total income are as follows:

                                       For the three months
                                        ended September 30,

                                          1997     1996
                                         -------  -------
     FDIC insurance premiums             $12,457  603,494

     Data processing                     $65,810   56,035

     Merger related expenses             $26,786        -

     Professional fees                   $20,689   31,956

     Telephone                           $40,700   34,131

     Stationery, printing & supplies     $29,433   19,687


NOTE F - SERVICING SALE AGREEMENT

The Company entered into an agreement to sell the servicing rights of approximately $87,000,000 in mortgage loans serviced for others. The sale price for the servicing shall be determined by multiplying 1.06% by the principal balance of the loan portfolio. The Company will incur legal and other professional expenses in conjunction with this transaction. The Company will also indemnify the Purchaser against payoff for 60 days after the sale date. The terms and provision of the sale of the servicing are subject to other various conditions, including the performance of due diligence by the Purchaser.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION OR PLAN OF OPERATION FOR THE THREE MONTHS
         ENDED SEPTEMBER 30, 1997, COMPARED TO THE THREE MONTHS
         ENDED SEPTEMBER 30, 1996


INTERIM FINANCIAL CONDITION

GF Bancshares, Inc. (the "Company"), reported total assets of $98,919,000 as of September 30, 1997, compared to $98,439,000 at June 30, 1997. The most significant change in the composition of the assets was an increase in net loans from $81,345,000 to $82,637,000. The increase was primarily in the area of construction loans and commercial loans. Loans held for sale decreased from $3,862,000 at June 30, 1997, to $3,495,000 at September 30, 1997. The increase in net loans was funded from the increase in deposits. Deposits increased from $79,379,000 at June 30, 1997, to $81,858,000 at September 30, 1997.

A result of the strong loan growth experienced in recent months compared to slower deposit growth has been a relatively high loan (including loans held for sale) to deposit ratio. Management has embarked on a course to reverse this trend through controlled loan growth and emphasis on deposit growth, as reflected by the decrease in the ratio from 107% at June 30, 1997 to 105% at September 30, 1997. The Company's liquid assets as a percentage of deposits were 6.68% at September 30, 1997, down from 5.61% at June 30, 1997. Management analyzes projected loan fundings and payoffs, deposit trends, and other market conditions as they relate to levels of cash, liquid investments, and the funding line the Company has available from the Federal Home Loan Bank ("FHLB"). As of September 30, 1997, the Company had drawn $2,553,000 against the FHLB line, of an available $20,000,000. Based on this analysis, Management believes that the Company has adequate liquidity to meet its short-term operating requirements. However, no assurances are given in this regard.

The Company measures its capital adequacy against three standards: 1) tangible capital, expressed as a percentage of adjusted total assets, of at least 1.5%;
2) core capital, expressed as a percentage of adjusted total assets, of at least 3.0%, and: 3) risk-based capital, expressed as a percentage of risk-weighted assets, of at least 8.0%. As of September 30, 1997, the Company's capital positions were as follows:

                            Minimum
                            Capital            Regulatory            Excess
                          Requirement           Capital             Capital           Ratio
                          -----------          -----------         ----------         ------
Tangible Capital          $1,480,000           $10,801,000         $9,321,000         10.94%
Core Capital              $2,961,000           $10,801,000         $7,840,000         10.94%
Risk-based Capital        $6,456,000           $11,364,000         $4,908,000         14.08%

Non-performing assets declined to 3.12% of total loans and real estate acquired through foreclosure ("OREO") at September 30, 1997, compared to 3.38% at June 30, 1997:

                                     September 30, 1997   June 30, 1997
                                     ------------------   -------------
Nonaccrual loans                            $ 1,227,000     $ 1,380,000
Loans 90 days past due                          299,000         310,000
Restructured loans                              589,000         598,000
OREO                                            504,000         504,000
                                            -----------     -----------
   Total non-performing assets (A)          $ 2,619,000     $ 2,792,000
                                            -----------     -----------

   Total loans (gross) and OREO (B)         $83,892,000     $82,589,000
   A/B                                            3.12%           3.38%

The allowance for loan losses at September 30, 1997 was $751,000, compared to $740,000 at June 30, 1997. The allowance at September 30, 1997, represented
 .90% of total loans, compared to .90% at June 30, 1997. The allowance at September 30, 1997 represented 35.51% of non-performing loans (non-performing assets less OREO), compared to 32.34% at June 30, 1997. The analysis of the activity in the allowance for loan losses is as follows:

                                     1996            1997
                                   --------        --------
Balance at June 30,                $688,000        $740,000
                                   --------        --------

  Chargeoffs:
     Commercial                           -               -
     Real estate mortgage                 -               -
     Consumer                        (8,000)        (4 ,000)
                                   --------        --------
          Total                      (8,000)        (4 ,000)
                                   --------        --------

  Recoveries
     Commercial                           -               -
     Real estate mortgage                 -               -
     Consumer                             -               -
          Total                           -               -

  Net chargeoffs                     (8,000)         (4,000)
                                   --------        --------

  Provisions charged to income       15,000          15,000
                                   --------        --------

Balance at September 30,           $695,000        $751,000
                                   --------        --------

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


RESULTS OF OPERATIONS

The Company's net income was $370,000 for the three months ended September 30, 1997, compared to a net loss of $1,000 for the three months ended September 30, 1996. The improvement was due primarily to the one-time SAIF assessment recorded in the prior period, as discussed below.

The Company's net interest income increased to $1,122,000 for the three months ended September 30, 1997, compared to $1,069,000 in the same period in 1996. Interest on loans increased from $1,953,000 in the prior year, to $2,071,000 in the current year, while interest on investment securities and interest-bearing deposits was unchanged. The improvement reflects the increase in loan volume. Interest expense increased from $1,012,000 in the prior year, to $1,078,000 in the current period, reflecting the increase in deposits.

The Company provided $15,000 for loan losses in the current period, compared to a provision of $15,000 in the prior year. There were net chargeoffs of $4,000 in the current period compared to net chargeoffs of $8,000 in the prior period.

The Company's other income increased to $194,000 in the current quarter, compared to $172,000 in the same quarter of the prior year. The increase is primarily attributable to improved results from loan production office operations.

The Company's other expenses decreased to $708,000 in the current period from $1,249,000 in the same period of the prior year. The decrease was primarily due to the one-time SAIF assessment of $553,000 recorded in the quarter ended September 30, 1996. Included in other expenses were merger related expenses of $26,786 for the quarter ended September 30, 1997.

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

         Exhibit 27  Financial Data Schedule

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


Date:  October 31, 1997